Form 10-Q
period 1999-07-31
ZANY BRAINY INC
filed 1999-09-10
CIK 1082193

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

Quarterly Report Under Section 13 or 15 (d) of the Securities and Exchange Act
                                   of 1934.

For Quarter ended July 31, 1999                   Commission File Number 0-26185
                  -------------                                           ______


                               Zany Brainy, Inc.
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)



             Pennsylvania                              23-2663337
           ----------------                          --------------
          (State or other jurisdiction of            (I.R.S. Employer
          incorporation or organization)            identification No.)

     2520 Renaissance Boulevard, King of Prussia, Pennsylvania       19406
     ---------------------------------------------------------------------
          (Address of principal executive offices)              (Zip Code)


     Registrant's telephone number, including area code  (610) 278-7800
                                                         --------------


            Not Applicable
     ---------------------------------------------------------------------
     Former name, former address and fiscal year, if changed since last report.

     Indicate by check whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes          No  X
                         ---        ---


     Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the lastest practicable date.

               Class                               Outstanding at July 31, 1999
     ----------------------------                  ----------------------------
     Common Stock, par value $.01                           21,508,711

                               ZANY BRAINY, INC.
                                   FORM 10-Q
                          QUARTER ENDED July 31, 1999
                                     INDEX

PART I - FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS
     Consolidated Statements of Income for the three and six months ended July
     31, 1999 and August 1, 1998.................................................    Page 1

     Consolidated Balance Sheets as of  July 31, 1999 and August 1, 1998.........    Page 2

     Consolidated Statements of Cash Flows for the six months ended July 31,
     1999 and August 1, 1998.....................................................    Page 3

     Notes to Consolidated Financial Statements..................................    Page 4

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS........................    Page 7

PART II - OTHER INFORMATION......................................................   Page 16

                      ZANY BRAINY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                     (in thousands, except per share data)

                                                             Thirteen Weeks Ended                   Twenty-Six Weeks Ended
                                                   --------------------------------------    --------------------------------------
                                                      July 31, 1999       August 1, 1998       July 31, 1999       August 1, 1998
                                                   ------------------   -----------------    -----------------   ------------------
NET SALES                                          $           44,141   $          29,654    $          84,719   $           57,105
COST OF GOODS SOLD, including
   occupancy costs                                             32,368              22,110               61,756               42,246
                                                   ------------------   -----------------    -----------------   ------------------

                 Gross profit                                  11,773               7,544               22,963               14,859
SELLING, GENERAL, AND
    ADMINISTRATIVE EXPENSES                                    15,205              11,592               28,191               21,251
                                                   ------------------   -----------------    -----------------   ------------------

                 Operating loss                                (3,432)             (4,048)              (5,228)              (6,392)
INTEREST INCOME                                                 1,873               1,152                3,208                2,402
INTEREST EXPENSE                                               (1,923)             (1,381)              (3,685)              (2,757)
                                                   ------------------   -----------------    -----------------   ------------------

Loss before income tax benefit                                 (3,482)             (4,277)              (5,705)              (6,747)
INCOME TAX BENEFIT                                              1,324                   -                2,168                    -
                                                   ------------------   -----------------    -----------------   ------------------

NET LOSS                                          $            (2,158)  $          (4,277)   $           (3,537) $           (6,747)
                                                  ===================   =================    ==================  ==================

NET INCOME (LOSS) PER COMMON
    SHARE:
        Basic                                     $             (0.15)  $           (0.80)   $            (0.35) $            (1.26)
        Diluted                                   $             (0.15)  $           (0.80)   $            (0.35) $            (1.26)

WEIGHTED AVERAGE SHARES
    OUTSTANDING:
        Basic                                                  14,748               5,369                10,067               5,366
        Diluted                                                14,748               5,369                10,067               5,366

         The accompanying notes are an integral part of these statements

                                      ZANY BRAINY, INC. AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS
                                                 (unaudited)
                                   (dollars in thousands except share data)


                                                                                            July 31,            January 30,
                                                                                              1999                 1999
                                                                                          --------------      --------------
                                ASSETS
                                ------
CURRENT ASSETS:

   Cash and cash equivalents                                                              $       23,217      $        1,695
   Receivables, net                                                                                5,203               3,390
   Inventories, net                                                                               60,454              43,252
   Deferred tax asset                                                                              6,481               4,313
   Prepaid expenses                                                                                3,067                 940
                                                                                          --------------      --------------
              Total current assets                                                                98,422              53,590

PROPERTY AND EQUIPMENT, net                                                                       29,882              25,905
DEFERRED TAX ASSET                                                                                 2,024               2,024
OTHER ASSETS, net                                                                                    392                 622
                                                                                          ==============      ==============
                                                                                          $      130,720      $       82,141
                                                                                          ==============      ==============
                 LIABILITIES AND SHAREHOLDERS' EQUITY
                 ------------------------------------

CURRENT LIABILITIES:
   Current portion of capitalized lease obligations                                       $        1,591      $        1,682
   Line of credit                                                                                      -                   -
   Accounts payable                                                                               22,544              16,161
   Accrued liabilities                                                                            13,333              10,205
                                                                                          --------------      --------------
              Total current liabilities                                                           37,468              28,048

DEFERRED RENT                                                                                      3,761               2,942
                                                                                          --------------      --------------
CAPITALIZED LEASE OBLIGATIONS, net of current portion                                              2,052               2,860
                                                                                          --------------      --------------

SHAREHOLDERS' EQUITY:

Convertible  Preferred  stock,  $.01 par value,  5,000,000  shares and 4,000,000 shares authorized at July 31, 1999 and January 30, 1999, respectively, 0 and
    2,402,955 shares
     issued and outstanding, respectively
                                                                                                       -                  24
Common  stock,  $.01  par  value,   100,000,000  shares  and  25,000,000  shares
    authorized at July 31, 1999 and January 30, 1999,  respectively,  21,508,711 and 5,383,571 shares issued and outstanding, respectively
                                                                                                     215                  54
Additional paid-in capital
                                                                                                 103,374              60,826
Accumulated deficit
                                                                                                 (16,150)            (12,613)
                                                                                          --------------      --------------
              Total shareholders' equity                                                          87,439              48,291
                                                                                          ==============      ==============
                                                                                          $      130,720      $       82,141
                                                                                          ==============      ==============

        The accompanying notes are an integral part of these statements

                      ZANY BRAINY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                (in thousands)

                                                                       Twenty-Six Weeks Ended
                                                              -----------------------------------------
                                                                July 31, 1999            August 1, 1998
                                                              -----------------         ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                           $  (3,537)              $   (6,747)
Adjustments to reconcile net loss to net cash
    used in operating activities--------
    Depreciation and amortization                                      3,748                    2,873
    Provision for deferred rent                                          819                      375
    Deferred income tax benefit                                       (2,168)                     123
    Changes in assets and liabilities--------
      (Increase) decrease in
          Receivables                                                 (1,813)                     174
          Inventories                                                (17,202)                 (10,195)
          Prepaid expenses                                            (2,127)                  (1,589)
          Other assets                                                   230                        -
      Increase (decrease) in
          Accounts payable                                             6,382                    5,329
          Accrued liabilites                                           3,128                    1,635
                                                                   ---------               ----------

Net cash used in operating activities                                (12,540)                  (8,023)
                                                                   ---------               ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net                              (7,725)                  (1,896)
                                                                   ---------               ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds on line of credit, net                                            -                    6,005
Net proceeds from sale of common stock                                42,313                        -
Payments on capitalized leases                                          (898)                    (671)
Proceeds from exercise of stock options                                  241                       52
Proceeds from exercise of warrants                                       130                        -
                                                                   ---------               ----------
Net cash used in financing activities                                 41,787                    5,385


NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                  21,522                   (4,534)
                                                                   ---------               ----------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         1,695                    5,030

                                                                   ---------               ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $  23,217               $      497
                                                                   =========               ==========

        The accompanying notes are an integral part of these statements

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

     1.  BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and should be read in conjunction with the audited financial statements as of January 30, 1999 included in our registration statement on Form S-1 (No 333-74719) as filed with the Securities and Exchange Commission and in our prospectus dated June 2, 1999 (the "Prospectus"). Certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly our financial position, results of operations and cash flow for the periods indicated, and have been prepared in a manner consistent with the January 30, 1999 financial statements. Particularly in light of the seasonal nature of our business, the results of operations for the thirteen and twenty-six weeks ended July 31, 1999 are not necessarily indicative of operating results for a full fiscal year.

     2.  INITIAL PUBLIC OFFERING

     In June, we sold 4,722,669 shares of Common stock at $10.00 per share ($9.30 after an underwriting discount of $.70 per share) in an initial public offering (the "Offering"). All shares of Preferred stock outstanding prior to the Offering were converted into 11,250,273 shares of Common stock. The Offering generated proceeds of $43.9 million ($42.3 million after deducting transaction expenses of $1.6 million). We used $18.4 million to pay down our line of credit balance plus accrued interest and $4.4 million for six new store openings and the relocation of the distribution center. The remainder of the net proceeds will be used for additional new store openings and general corporate purposes, and are primarily invested in short term repurchase agreements fully collateralized by United States Treasury treasury securities.

     3.  SUPPLEMENTAL CASH FLOWS INFORMATION

     For the 26 weeks ended August 1, 1998 and July 31, 1999, we paid $325,000 and $604,000, respectively, for interest expense. Capitalized lease obligations of $1,080,000, and $0 were incurred on equipment leases entered into during the 26 weeks ended August 1, 1998 and July 31, 1999, respectively.

     4.  MERCHANDISE INVENTORIES

     Merchandise inventories are valued at the lower of average cost (first-in, first-out) or market. Costs associated with certain buying and distribution activities are included in inventories.

     5.  NET LOSS PER SHARE

     Net loss per share is calculated utilizing the principles of Statement of Financial Accounting Standards No. 128, "Earnings per Share".

     The weighted average impact of stock options, warrants and Preferred stock was excluded from the calculation of diluted loss per share for all periods presented as they were anti-dilutive due to our operating loss.

     6.  LINE OF CREDIT

     In June 1999, our existing line of credit was paid down with proceeds from the Offering and the existing credit facility was terminated. We entered into a 3 year credit facility covering a maximum principal amount of $30,000,000, subject to a borrowing base. The borrowing base is defined as 50% of all eligible inventory. This unsecured line of credit bears interest at the prime rate, the annual Federal Funds Rate plus .5%, or, if we elect, at an annual rate of LIBOR plus 1.75%. As of July 31, 1999, we had no outstanding balance and had $9.7 million in letters of credit outstanding against the line. The credit facility requires us to comply with various covenants. The covenants state that we must maintain certain quarterly and annual ratios. A fixed charge coverage ratio of 1.1 to 1.0 must be maintained from June 14, 1999 through the end of the third quarter of 1999. Additionally, we must maintain a leverage ratio as of the last day of each quarter of not more than .40 to 1.0. Finally, we must maintain a minimum tangible net worth of not less than $70,000,000 plus 75% of net income as of the last day of each fiscal year. We are in compliance with these debt covenants as of July 31, 1999.

     7.  STOCK OPTIONS AND WARRANTS

     As of July 31, 1999, we had options to purchase 3,425,283 shares of Common stock outstanding of which options to purchase 1,321,535 shares are currently exercisable at a weighted average price of $3.45. In addition, warrants to purchase 15,000 shares of Common stock are outstanding. These warrants have an exercise price of $4.00 per share and expire in January 2003. In June 1999, warrants to purchase 32,550 shares of Common stock at $4.00 per share were exercised.

     Information with respect to all options outstanding is as follows (unaudited):

                                                                                                       Weighted
                                                                             Option Price           Average Price
                                                          Shares              Per Share               Per Share
                                                    ---------------       ----------------      --------------------
Options Outstanding, January 30, 1999                     2,852,862       $  0.67 - $ 9.00      $               3.84

     Granted                                                773,750       $  3.33 - $11.75                     11.50
     Exercised                                              (97,218)      $  0.67 - $ 4.00                      2.47
     Canceled                                              (104,111)      $  3.33 - $11.75                      5.68
                                                    ---------------       ----------------      --------------------

Options Outstanding, July 31, 1999                        3,425,283       $  2.67 - $11.75      $               5.55
                                                    ===============       ================      ====================

     8.  COMMITMENTS AND CONTINGENCIES

     We intend to implement an internet shopping site through a joint venture (the "Venture"). We have entered into a non-binding term sheet with a Venture partner, which calls for a $5.0 million investment from Zany Brainy to the Venture.

     From time to time, we are named as a defendant in legal actions arising from our normal business activities. Although the amount of any liability that could arise with respect to currently pending actions cannot be estimated, in our opinion, any such liability will not have a material adverse effect on our financial position, operating results or liquidity.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Zany Brainy is a rapidly growing specialty retailer of high quality toys, games, books and multimedia products for children, with 91 stores operating in 23 states as of July 31, 1999.

Results of Operations

     The following table sets forth our financial data expressed as a percentage of net sales, and operating data for the periods indicated.

                                                Thirteen Weeks Ended                Twenty-Six Weeks Ended
                                          --------------------------------     ---------------------------------
                                          July 31, 1999     August 1, 1998     July 31, 1999      August 1, 1998
                                          -------------     --------------     -------------      --------------
Net sales                                         100.0%             100.0%            100.0%              100.0%

Cost of goods sold/1/                              73.3               74.6              72.9                74.0
                                          -------------     --------------     -------------      ---------------
   Gross profit                                    26.7               25.4              27.1                26.0
Selling, general and administrative
   expenses                                        34.5               39.1              33.3                37.2
                                          -------------     --------------     -------------      --------------
Operating loss                                     (7.8)             (13.7)             (6.2)              (11.2)
Interest expense, net                               0.1                0.8               0.6                 0.6
                                          -------------     --------------     -------------      --------------
Loss before income tax benefit                     (7.9)             (14.5)             (6.8)              (11.8)
Income tax benefit                                  3.0                  -               2.6                   -
                                          -------------     --------------     -------------      --------------
Net loss                                           (4.9%)            (14.5%)            (4.2%)             (11.8%)
                                          =============     ==============     =============      ==============
Comparable store net sales/2/                         8%                13%                9%                 10%
                                          =============     ==============     =============      ==============
Total number of stores at
   end of period                                     91                 57                91                  57
                                          =============     ==============     =============      ==============
Stores opened during period                           9                  4                16                   5
                                          =============     ==============     =============      ==============

/1/ Cost of sales includes buying, distribution, and occupancy costs
/2/ A store becomes comparable in the 14/th/ full month of store operations

Thirteen Weeks Ended July 31, 1999 (Second Quarter) Compared to Thirteen Weeks Ended August 1, 1998 (Second Quarter)

     NET SALES. Net sales increased $14.5 million, or 48.8%, to $44.1 million in the thirteen weeks ended July 31, 1999 from $29.7 million in the comparable 1998 period. This increase resulted from (i) a comparable store increase of 8%,
(ii) sales from 16 new stores opened thus far in fiscal 1999, and (iii) sales from stores opened in fiscal 1998 which are not included in our comparable sales base. We believe the increase in comparable sales for the second quarter is attributable to, among other things, increased sales from our annual train event during the month of July, additional book sales generated from our annual Summer Reading Club, and our annual back-to-school "Zany Zone" circular, which reached customers toward the end of the quarter. While Beanie Babies still represented more than 5% of our sales during this thirteen week period, Beanie Babies' sales were, as planned, significantly less than last year's Beanie Babies' sales for the comparable period. We expect, and have planned for, Beanie Babies' sales to remain significantly below last year's levels for the remainder of the fiscal year. A recent announcement by Ty, Inc., the manufacturer of Beanie Babies, that it is retiring all Beanie Babies as of December 31, 1999 may impact Beanie Babies' sales.

     GROSS PROFIT. Gross profit increased $4.2 million, or 56.1%, to $11.8 million during the second quarter, from $7.5 million in the same period last year. The gross profit increased to 26.7% of net sales for the period, from 25.4% in the comparable 1998 period. The increase of 1.3% was primarily due to greater leveraging of buying, occupancy and distribution expenses.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses include all direct store level expenses, and all corporate level costs not directly associated with or allocable to cost of sales. Selling, general and administrative expenses increased $3.6 million, or 31.1%, to $15.2 million in the period, from $11.6 million in the same period last year. Selling, general and administrative expenses decreased to 34.5% of net sales from 39.1% of net sales due to leveraging of store personnel and other expenses. The dollar increase in selling, general and administrative expenses was primarily attributable to $2.2 million in store payroll and other selling expenses associated with 34 additional stores following the second quarter of 1998. Preopening expense increased $300,000 over the same period last year due to the opening of nine new stores, an increase of five stores from the same period last year. Corporate expenses increased $500,000 to support the additional store growth.

     INTEREST EXPENSE, NET. Net interest expense was approximately $50,000 for the period, a decrease of $179,000 from the comparable period in 1998. This decrease was due to the repayment of debt with the proceeds from the Offering. We earned interest income of $146,000 on the investment of the remaining proceeds from the Offering.

     INCOME TAX BENEFIT. For the thirteen weeks ended July 31, 1999, we recorded an income tax benefit of $1.3 million primarily related to the Federal tax benefit of the net loss. For the thirteen weeks ended August 1, 1998, no benefit was recorded with respect to the net operating loss carryforward because we established a valuation allowance. The effective tax rate for the second quarter of fiscal 1999 was 38.0%.

Twenty-Six Weeks Ended July 31, 1999 (First Half) Compared to Twenty-Six Weeks Ended August 1, 1998 (First Half)

     NET SALES. Net sales increased $27.6 million, or 48.4%, to $84.7 million for the twenty-six weeks ended July 31, 1999 from $57.1 million in the comparable 1998 period. This increase resulted from (i) a comparable store increase of 9%, (ii) sales from 16 new stores opened thus far in fiscal 1999, and (iii) sales from stores opened in fiscal 1998 which are not included in our comparable sales base. While Beanie Babies still represented more than 5% of our sales during this twenty-six week period, Beanie Babies' sales were, as planned, significantly less than last year's Beanie Babies' sales for the comparable period. We expect, and have planned for, Beanie Babies' sales to remain significantly below last year's levels for the remainder of the fiscal year. A recent announcement by Ty, Inc., the manufacturer of Beanie Babies, that it is retiring all Beanie Babies as of December 31, 1999 may impact Beanie Babies' sales.

     GROSS PROFIT. Gross profit increased $8.1 million, or 54.5%, to $23.0 million during the period, from $14.9 million in the same period last year. The gross profit increased to 27.1% of net sales for the period, from 26.0% in the comparable 1998 period. The increase of 1.1% was primarily due to greater leveraging of buying, occupancy and distribution expenses.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $6.9 million, or 32.7%, to $28.2 million in the period, from $21.3 million in the same period last year. Selling, general and administrative expenses decreased to 33.3% of net sales from 37.2% of net sales due to leveraging of store personnel, selling and general and administrative expenses. The dollar increase in such expenses was primarily attributable to $4.1 million in store payroll and other selling expenses associated with 34 additional stores opened following the second quarter of 1998. Preopening expense increased $800,000 over the same period last year due to the opening of 16 new stores, an increase of 11 stores from the same period last year. Corporate expenses increased $800,000 to support the additional store growth.

     INTEREST EXPENSE, NET. Net interest expense was approximately $477,000 for the period, an increase of $122,000 from the comparable period in 1998. This increase was due to increased borrowing on our bank line for the period.

     INCOME TAX BENEFIT. For the twenty-six weeks ended July 31, 1999, we recorded an income tax benefit of $2.2 million primarily related to the Federal tax benefit of the net loss. For the twenty-six weeks ended August 1, 1998, no benefit was recorded with respect to the net operating loss carryforward because we established a valuation allowance. The effective tax rate for the first half of fiscal 1999 was 38.0%.

LIQUIDITY AND CAPITAL RESOURCES

     Our main sources of liquidity have been cash flows from operations, proceeds from the Offering, and borrowing under our credit facilities. We require cash principally to finance capital investment in new stores, new store inventories, and seasonal working capital. We opened 16 stores through the 26 weeks ended July 31, 1999.

     Cash flows used in operating activities were $12.5 million for the 26 weeks ended July 31, 1999, an increase of $4.5 million over the same period for the previous year. This increase was primarily the result of a net increase of $6.0 million in inventory to support 34 new stores opened and future stores under construction, and an increase in the accounts receivable of $2.0 million, partially offset by a reduction in operating loss of $3.2 million.

     Cash flows used in investing activities were $8.6 million for the 26 week period ending July 31, 1999, an increase of $6.0 million over the same period for the previous year. The increase was due to increased capital spending for new store growth.

     Cash flows provided by financing activities during the six-month period ending July 31, 1999 reflect the net proceeds of $42.3 million from the sale of common stock associated with the Offering. For the comparable period last year, cash was provided through borrowings of $6.0 million on our credit facility. We used $18.4 million of the proceeds of the Offering to repay our credit facility and $4.4 million for six new store openings and the relocation of the distribution center. The remainder of the proceeds will be used for new store openings and general corporate purposes and are invested in US government secured short-term investments.

     On June 14, 1999, we entered into a three year credit facility with First Union National Bank in the amount of $30,000,000 with an interest rate of the Base Rate or Libor plus 1.75%. The Base Rate is defined as the higher of (1) the Federal Funds Rate plus .5% per annum or (2) the Prime Rate. A credit facility with another bank was terminated upon the completion of the Offering. The ability to terminate the credit facility prior to the expiration date, without penalty, was based on Zany Brainy becoming a public company. Additionally, we have a commitment with a bank for a new lease line up to $5.0 million. We expect to complete this agreement in the third quarter.

     We believe that our operating cash flow together with unused portion of our credit facility and other financing arrangements will be sufficient to finance current operating requirements including capital expenditures and new store openings for at least the next twelve months.

Seasonality of Business

     Seasonal shopping patterns affect our business. A significant portion of sales occur in the fourth quarter, coinciding with the Christmas holiday shopping season. Therefore, results of operations for the entire year depend heavily on fourth quarter results and the success of the Christmas season. Based upon previous experience, we do not expect to earn a profit in the first three quarters of a fiscal year in the foreseeable future.

New Facilities

     We relocated our corporate headquarters from Wynnewood, PA to King of Prussia, PA at the end of June 1999. We lease approximately 53,000 square feet in our new facility. The new lease has an initial term of ten years with two five-year renewal options.

     Additionally, we relocated our distribution center from Delaware to New Jersey in July 1999. We lease approximately 250,000 square feet in the new facility. The distribution center is responsible for shipping approximately 80% of products to our stores; the remaining 20% of products are directly shipped from vendors.

Develop an Internet Sales Channel

     We intend to implement an internet shopping site through a joint venture (the "Venture"). We have entered into a non-binding term sheet with a Venture partner, which calls for a $5.0 million investment from Zany Brainy to the Venture. In addition, the Venture may require substantial participation of our management and affiliates for certain resources and reduce Zany Brainy's equity ownership of our internet business. In addition, selling our products on the internet could divert customers from our stores and depress existing store sales. We cannot assure that we will implement an internet shopping site or that, if implemented, we will generate profits from the internet business. In addition, in the event we do establish an internet business, we may have to recognize all or a portion of any losses associated with the business.

Year 2000 Compliance

     We are continuing our comprehensive review of our computer systems and other micro processor-based equipment to identify how the Year 2000 issue may affect them .

     Our core business is run on SFR, an enterprise software system. The functions supported by SFR include buying, replenishment, physical distribution, general ledger and payables. SFR is a product of CDS, a subsidiary of Sterling Software. CDS has discontinued operations. The upgrade to version 7.0, which is Year 2000 compliant, was completed in the first quarter of 1999.

     Late in 1998, we agreed to purchase new enterprise software from JDA. This software will replace SFR for all of the functional areas currently served by SFR. This software has been certified Year 2000 compliant by the Information Technology Association of America and runs on IBM AS400 hardware which has been certified by IBM to be Year 2000 compliant. We intend to have the conversion process completed and ready for implementation in December 1999. However, given the increased business volume during the Christmas season, we have decided to defer implementation until after the Christmas selling season. In the event the SFR system fails to operate on January 1, 2000, we believe we will be in the position to implement Year 2000 compliant JDA software.

     Our in-store systems consist of two application suites and a common Microsoft NT server network which is Intel based. The application suites are supplied by ICL Retail, Inc. ("ICL"), and provide point-of-sale (POS) and store inventory systems (SIS) support for store management functions. We have determined that the POS and SIS systems are not Year 2000 compliant, but have received compliant versions from ICL. We have completed testing and are currently piloting the systems in several stores.

     Due to potential compatibility issues, we plan to upgrade the Microsoft NT operating systems in all stores. The new operating system has been certified by Microsoft to be Year 2000 compliant. We have completed testing of the new operating system, and will update the service pack in the third quarter. Upon installation of this update, the system will be Year 2000 compliant. Some of the store register hardware is not Year 2000 compliant, but we believe that we can achieve compliance by rebooting the system and adjusting time and date parameters. We intend to take these measures prior to the opening of business following December 31, 1999.

     We have assessed the readiness of our server, SIS workstation hardware, email applications and software demonstration stations. We plan to have our store systems achieve Year 2000 compliance for software, operating systems and hardware in the third quarter of 1999.

     If store systems should cease to operate on January 1, 2000, we have several options available to continue to process sales and receipts in the stores. In a worst case scenario, the existing disaster procedure to hand-write receipts would be put into place. The receipt of purchase records and transfers would also be recorded manually. If the situation were a result of the registers' and servers' failure to recognize the new year, the capability exists to set the system dates back to 1999 and continue to process sales transactions. Sales receipts would need to be date stamped by hand. Additional effort would be required to ensure sales and receipt data is subsequently processed correctly. This would require incremental manual intervention. While the cost of the manual intervention would not be material, the use of manual intervention would significantly disrupt store operations.

     If our telecommunications and credit card processing service providers are not Year 2000 compliant on a timely basis, our operations could be materially adversely affected. If our telecommunications providers are not compliant we would be required to migrate the service to a compliant vendor. If the credit card processor is not compliant, we would be required to approve and settle credit requests manually.

     As of the end of our second quarter, we have incurred approximately $30,000 in costs associated with Year 2000 issues, all of which is attributable to software upgrades, including version 7.0 of SFR. The total costs associated with modifications, upgrades and/or replacements to become Year 2000 compliant is not expected to be material to our financial position. Remaining costs of approximately $145,000 are estimated to be incurred to make us Year 2000 compliant. These costs will be expensed as incurred. We intend to use funds from operations to cover these costs.

          We have not developed a formal contingency plan. If year 2000 problems are discovered, they will be addressed as they occur.

ITEM 3:   Quantitative and Qualitative Disclosures about Market Risk.

No material changes.

    CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE
                       SECURITIES LITIGATION ACT OF 1995

          This report and the documents incorporated by reference herein contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report and the documents incorporated herein by reference, the words "anticipate," "believe," "estimate," and similar expressions are generally intended to identify forward-looking statements. These forward-looking statements include, among others, the statements in Management's Discussion and Analysis about the following: our use of the remainder of the proceeds from the Offering; our expectations with respect to completing an agreement with a bank to provide us with a lease line of up to $5.0 million; the sufficiency of our operating cash flow over the next 12 months; our expectations with respect to our inability to earn a profit in the first three quarters of a fiscal year in the foreseeable future; the impact any internet venture would have on our equity ownership of our internet business; our expectations with respect to Beanie Babies' sales; the potential negative effects selling our products on the internet could have on our existing store sales and our customer base; our expectations with respect to implementing a profitable internet shopping site; the impact of any losses associated with an internet business; our ability to complete our enterprise software conversion from JDA to SFR, and to have JDA ready for implementation in December 1999; our ability to implement Year 2000 compliant JDA software in the event that SFR fails; our plans to upgrade the Microsoft NT operating systems in all stores in the third quarter; our plans for, and the sufficiency of, existing disaster procedures in the event of Year 2000 failure; the impact on our operations if our telecommunications and credit card processing service providers are not Year 2000 compliant; estimated costs associated with becoming Year 2000 compliant, and sources of funds for these costs; and our plans to address any Year 2000 problems that may arise.

There are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements including, but not limited to, the following: a decline in the level of demand for our products; actions by our competitors; a decline in general economic and business conditions and in the specialty retail or toy industry in particular; our inability to manage our growth, open new stores on a timely basis and expand in new and existing markets; our inability to successfully negotiate a lease line agreement with a bank; the failure to enter into definitive agreements with our internet venture partner and to successfully implement an internet shopping site; unanticipated cash requirements to support current operations or expansion of our business; unanticipated costs of Year 2000 compliance; and our ability to attract, train and retain highly qualified associates. These and other risks and uncertainties affecting Zany Brainy are discussed in greater detail in this report and in other filings by Zany Brainy with the Securities and Exchange Commission.

PART II - OTHER INFORMATION

Item 1.  Changes in Securities and Use of Proceeds

On June 2, 1999, the registration statement relating to our initial public offering of our Common stock, $.01 par value (the "Offering"), was ordered effective by the Securities and Exchange Commission. All shares offered pursuant to the Registration Statement, including shares covered by the underwriters' over-allotment option were sold. Donaldson, Lufkin & Jenrette, BT Alex Brown, William Blair & Company, U.S. Bancorp Piper Jaffray, and DLJdirect Inc. were the managing underwriters of the Offering. The Offering terminated June 15, 1999 upon the consummation of the sale of all shares subject to the underwriters' over-allotment option. The number of shares registered, the aggregate price of the offering amount registered, the amount sold and the aggregate offering price in the amount sold by us and certain of our shareholders in the Offering were as follows:

                                              Aggregate Price of
                                Number of     the offering amount                        Aggregate Offering
                           Shares Registered       Registered      Amount Sold      Price of the amount sold
                           -----------------       ----------      -----------      ------------------------
Zany Brainy                    4,722,669            $47,226,690      4,722,669            $47,226,690

The Selling Shareholders       2,292,331            $22,923,310      2,292,331            $22,923,310

We incurred the following expenses with respect to the Offering during the period February 1999 through June 1999, none of which were direct or indirect payments to our directors, officers, or their associates or to persons owning 10% or more of any class of equity securities of the Company or to affiliates of the Company

     Underwriting Discounts and
          Commissions                  Other Expenses           Total Expenses
          -----------                  --------------           --------------
          $3,305,868                       $1,607,539               $4,913,407


The net offering proceeds to the Company after deducting the foregoing discounts, commissions, fees and expenses were $42.3 million. A reasonable estimate of how these proceeds were used by the Company during the period June 7, 1999 through July 31, 1999 is as follows:

          Investments in short-term securities                     $19,500,000
          Repayment of Line of Credit Agreement                     18,400,000
          New Store Openings and Distribution Center Relocation      4,400,000

None of the foregoing expenses constituted direct or indirect payments to directors, officers, or their associates or to persons owning 10% or more of any class of equity securities of the Company or to affiliates of the Company.

                                  SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Zany Brainy, Inc.

Date: September 9, 1999                      By: /s/ Keith C. Spurgeon
      -----------------                          ----------------------
                                                     Keith C. Spurgeon
                                                     Chairman & Chief
                                                     Executive Officer

Date: September 9, 1999                      By: /s/ Robert A. Helpert
      -----------------                          ----------------------
                                                     Robert A. Helpert
                                                     Chief Financial Officer,
                                                     Secretary and Treasurer