Form 10-Q
period 1999-10-30
ZANY BRAINY INC
filed 1999-12-14
CIK 1082193

                       SECURITIES AND EXCHANGE COMMISSION
                                   Form 10-Q
                            Washington, D.C.  20549

 Quarterly Report Under Section 13 or 15 (d) of the Securities and Exchange Act
                                    of 1934.

For Period ended October 30, 1999                  Commission File Number
                 ----------------                                 0-26185
                                                                -----------


                                Zany Brainy, Inc.
      -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Pennsylvania                                      23-2663337
   ------------------------------                        ---------------
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                        identification No.)

2520 Renaissance Boulevard, King of Prussia, PA                           19406
--------------------------------------------------------------------------------
    (Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code       (610) 278-7800
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

     Yes    x       No
         ------        -----


Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

       Class                             Outstanding at October 30, 1999
----------------------------             -------------------------------
Common Stock, par value $.01                          21,582,231

                               ZANY BRAINY, INC.
                                   FORM 10-Q
                         QUARTER ENDED October 30, 1999
                                     INDEX


PART I - FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS
     Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended
        October 30, 1999 and October 31, 1998......................................................Page 1

     Consolidated Balance Sheets as of October 30, 1999 and January 30, 1999.......................Page 2

     Consolidated Statements of Cash Flows for the thirty-nine weeks ended October 30, 1999 and October 31, 1998.......................................................................Page 3

     Notes to Consolidated Financial Statements....................................................Page 4

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........................................Page 8

    ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES
            ABOUT MARKET RISK......................................................................Page 14

PART II - OTHER INFORMATION

    ITEM 1.  CHANGES IN SECURITIES AND USE OF PROCEEDS.............................................Page 16

    ITEM 2.  EXHIBITS & REPORTS ON FORM 8-K........................................................Page 16



ITEM 1. FINANCIAL STATEMENTS

                       ZANY BRAINY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)


                                           Thirteen Weeks Ended                    Thirty-Nine Weeks Ended
                                 ---------------------------------------  ---------------------------------------
                                   October 30, 1999     October 31, 1998    October 30, 1999     October 31, 1998
                                 ------------------   ------------------  ------------------   ------------------

NET SALES                          $         46,697     $         30,661    $        131,416     $         87,766
COST OF GOODS SOLD, including
       occupancy costs                       33,408               22,070              95,164               64,317
                                 ------------------   ------------------  ------------------   ------------------
                 Gross profit                13,289                8,591              36,252               23,449
SELLING, GENERAL, AND
    ADMINISTRATIVE EXPENSES                  16,504               12,076              44,695               33,327
                                 ------------------   ------------------  ------------------   ------------------
                 Operating loss              (3,215)              (3,485)             (8,443)              (9,878)
INTEREST INCOME                                 138                   12                 316                   47
INTEREST EXPENSE                               (151)                (449)               (806)                (839)
                                 ------------------   ------------------  ------------------   ------------------
Loss before income tax benefit               (3,228)              (3,922)             (8,933)             (10,670)
INCOME TAX BENEFIT                            1,227                    -               3,395                    -
                                 ------------------   ------------------  ------------------   ------------------
NET LOSS                           $         (2,001)    $         (3,922)   $         (5,538)   $         (10,670)
                                 ==================   ==================  ===================  ===================

NET LOSS PER COMMON
    SHARE:
        Basic                      $          (0.09)    $          (0.73)   $          (0.40)    $          (1.99)
        Diluted                    $          (0.09)    $          (0.73)   $          (0.40)    $          (1.99)
WEIGHTED AVERAGE SHARES
    OUTSTANDING:
        Basic                                21,528                5,378              13,901                5,370
        Diluted                              21,528                5,378              13,901                5,370


         The accompanying notes are an integral part of these statements

                                          ZANY BRAINY, INC. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS
                                                     (unaudited)
                                       (dollars in thousands except share data)

                                                                                    October 30,           January 30,
                                                                                        1999                 1999
                                                                                  ----------------      ---------------
                                  ASSETS
                                  ------
CURRENT ASSETS:
   Cash and cash equivalents                                                          $       674          $     1,695
   Receivables, net                                                                         4,977                3,390
   Inventories, net                                                                       108,518               43,252
   Deferred tax asset                                                                       7,708                4,313
   Prepaid expenses                                                                         3,187                  940
                                                                                  ----------------      ---------------
              Total current assets                                                        125,064               53,590

PROPERTY AND EQUIPMENT, net                                                                33,432               25,905
DEFERRED TAX ASSET                                                                          2,024                2,024
OTHER ASSETS, net                                                                             253                  622
INVESTMENT IN JOINT VENTURE                                                                 5,000                    -
                                                                                  ----------------      ---------------
                                                                                      $   165,773          $    82,141
                                                                                  ================      ===============

                   LIABILITIES AND SHAREHOLDERS' EQUITY
                   ------------------------------------

CURRENT LIABILITIES:
   Current portion of capitalized lease obligations                                   $     1,504          $     1,682
   Line of credit                                                                          10,000                    -
   Accounts payable                                                                        50,037               16,161
   Accrued liabilities                                                                     11,926               10,205
                                                                                  ----------------      ---------------
              Total current liabilities                                                    73,467               28,048
                                                                                  ----------------      ---------------

DEFERRED RENT                                                                               4,790                2,942
                                                                                  ----------------      ---------------
CAPITALIZED LEASE OBLIGATIONS, net of current portion                                       1,779                2,860
                                                                                  ----------------      ---------------

COMMITMENTS AND CONTINGENCIES (NOTE 8)

SHAREHOLDERS' EQUITY:

Convertible preferred stock, $.01 par value, 5,000,000 shares and 4,000,000 shares authorized at October 30, 1999 and January 30, 1999, respectively,
    0 and 2,402,955 shares issued and outstanding, respectively                                 -                   24
Common stock, $.01 par value, 100,000,000
    shares and 25,000,000 shares authorized at October 30, 1999 and January 30, 1999, respectively, 21,582,231 and 5,383,571
    shares issued and outstanding, respectively                                               216                   54
Additional paid-in capital                                                                103,672               60,826
Accumulated deficit                                                                       (18,151)             (12,613)
                                                                                  ----------------      ---------------
              Total shareholders' equity                                                   85,737               48,291
                                                                                  ----------------      ---------------
                                                                                      $   165,773          $    82,141
                                                                                  ================      ===============

        The accompanying notes are an integral part of these statements

                      ZANY BRAINY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                (in thousands)

                                                                                                 Thirty-Nine Weeks Ended
                                                                                 --------------------------------------------------
                                                                                 October 30, 1999                  October 31, 1998
                                                                                 -----------------                -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                         $         (5,538)                $        (10,670)
Adjustments to reconcile net loss to net cash
      used in operating activities--------
      Depreciation and amortization                                                         6,196                            4,450
      Provision for deferred rent                                                           1,848                              638
      Deferred income tax benefit                                                          (3,395)                              96
      Changes in assets and liabilities--------
        (Increase) decrease in
            Receivables                                                                    (1,587)                          (1,067)
            Inventories                                                                   (65,266)                         (38,452)
            Prepaid expenses                                                               (2,247)                          (2,200)
            Other assets                                                                      369                                -
        Increase in
            Accounts payable                                                               33,876                           23,179
            Accrued liabilities                                                             1,721                            5,081
                                                                                 -----------------                -----------------

Net cash used in operating activities                                                     (34,023)                         (18,945)
                                                                                 -----------------                -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net                                                  (13,723)                          (5,917)
Investment in joint venture                                                                (5,000)                               -
                                                                                 -----------------                -----------------
Net cash used in investing activities                                                     (18,723)                          (5,917)
                                                                                 -----------------                -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds on line of credit, net                                                            10,000                           21,823
Net proceeds from sale of common stock                                                     42,313                                -
Payments on capitalized leases                                                             (1,259)                            (965)
Proceeds from exercise of stock options                                                       541                               59
Proceeds from exercise of warrants                                                            130                                -
                                                                                 -----------------                -----------------
Net cash provided by financing activities                                                  51,725                           20,917
                                                                                 -----------------                -----------------

NET (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                                       (1,021)                          (3,945)
                                                                                 -----------------                -----------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                              1,695                            5,030
                                                                                 -----------------                -----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $            674                 $          1,085
                                                                                 =================                =================


        The accompanying notes are an integral part of these statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

     1.  BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and should be read in conjunction with the audited financial statements as of January 30, 1999 included in our registration statement on Form S-1 (No 333-74719) as filed with the Securities and Exchange Commission and in our prospectus dated June 2, 1999 (the "Prospectus"). Certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly our financial position, results of operations and cash flow for the periods indicated, and have been prepared in a manner consistent with the January 30, 1999 financial statements. In light of the seasonal nature of our business, the results of operations for the thirteen and thirty-nine weeks ended October 30, 1999 are not necessarily indicative of operating results for a full fiscal year.

     2.  INITIAL PUBLIC OFFERING

     In June, we sold 4,722,669 shares of Common stock at $10.00 per share ($9.30 after an underwriting discount of $.70 per share) in an initial public offering (the "Offering"). All shares of Preferred stock outstanding prior to the Offering were converted into 11,250,273 shares of Common stock. The Offering generated proceeds of $43.9 million ($42.3 million after deducting transaction expenses of $1.6 million). We used $18.4 million to pay down our line of credit balance plus accrued interest and $22.2 million for 18 new store openings, the relocation of the distribution center, new enterprise software and the internet investment. The remainder of the net proceeds will be used for general corporate purposes.

     3.  SUPPLEMENTAL CASH FLOWS INFORMATION

     For the thirty-nine weeks ended October 31, 1998 and October 30, 1999, we made payments of $666,000 and $661,000, respectively, in interest. We incurred capitalized lease obligations of $1.0 million and $0 during the thirty-nine weeks ended October 31, 1998 and October 30, 1999 respectively.

     4.  MERCHANDISE INVENTORIES

     Merchandise inventories are valued at the lower of average cost (first-in, first-out) or market. Costs associated with certain buying and distribution activities are included in inventories.

     5.  NET LOSS PER SHARE

     Net loss per share is calculated utilizing the principles of Statement of Financial Accounting Standards No. 128, "Earnings per Share". The weighted average impact of stock options, warrants and Preferred stock was excluded from the calculation of diluted loss per share for all periods presented as they were anti-dilutive due to our net loss.

     6.  LINE OF CREDIT

     In June 1999, our existing line of credit was paid down with proceeds from the Offering and the existing credit facility was terminated. We entered into a new three year credit facility covering a maximum principal amount of $30,000,000, subject to a borrowing base. The borrowing base is defined as 50% of all eligible inventory. This unsecured line of credit bears interest at the prime rate, the annual Federal funds rate plus .5%, or, if we elect, at an annual rate of LIBOR plus 1.75%. As of October 30, 1999, we had $10.0 million outstanding on the line of credit and an additional $1.0 million in outstanding letters of credit. The credit facility requires us to comply with various quarterly and annual covenants. We are in compliance with all debt covenants as of October 30, 1999.

     7.  STOCK OPTIONS AND WARRANTS

     As of October 30, 1999, we had options to purchase 3,278,022 shares of Common stock outstanding of which options to purchase 1,265,907 shares are currently exercisable at a weighted average price of $3.46. In addition, warrants to purchase 15,000 shares of Common stock are outstanding. These warrants have an exercise price of $4.00 per share and expire in January 2003. In June 1999, warrants to purchase 32,550 shares of Common stock at $4.00 per share were exercised.

     Information with respect to all options outstanding is as follows (unaudited):

                                                                                      Weighted
                                                                    Option Price    Average Price
                                                     Shares          Per Share        Per Share
                                                   ----------      --------------   -------------
Options Outstanding, January 30, 1999               2,852,862      $0.67 - $9.00      $     3.84

  Granted                                             794,850      $3.33 - $11.75          11.43
  Exercised                                          (170,738)     $0.67 - $5.25            2.91
  Canceled                                           (198,952)     $3.33 - $11.75           6.32
                                                   ----------      --------------     ----------

Options Outstanding, October 30, 1999               3,278,022      $2.67 - $11.75     $     5.58
                                                   ----------      --------------     ----------

     8.  COMMITMENTS AND CONTINGENCIES

     From time to time, we are named as a defendant in legal actions arising from our normal business activities. Although the amount of any liability that could arise with respect to currently pending actions cannot be estimated, in our opinion, any such liability will not have a material adverse effect on our financial position, operating results or liquidity.

     9.  RELATED PARTY TRANSACTIONS

     During the third quarter, we formed ZB Holdings LLC, a joint venture with Online Retail Partners, LLC. ZB Holdings was formed for the purpose of developing and operating, www.zanybrainy.com, an Internet shopping website
                          ------------------
offering its customers comprehensive content, leading product assortment in its category and related value-added online services. ZB Holdings formed ZanyBrainy.com LLC, a wholly owned subsidiary, for the purpose of developing and operating such a site. We contributed $5.0 million for the purchase of 100% of the outstanding Preferred interests of ZB Holdings and Online Retail Partners contributed a total of $5.0 million for the purchase of 100% of the Common interests of ZB Holdings. Online Retail Partners contributed another $10.0 million to the joint venture in November 1999. Both partners hold 50% of the voting stock of the joint venture; after Online Retail Partners' latest contribution, we have an ownership interest in the joint venture of approximately 53%. There could be future dilution of our interests if further investments, or stock grants, in the joint venture are made.

     The investment will be accounted for under the equity method of accounting with profits and losses allocated in accordance with the joint venture agreement.

     We have entered into certain agreements pursuant to which we will supply certain services to ZanyBrainy.com at our cost. We also act as ZanyBrainy.com's agent with respect to purchases of product that will be offered on their Internet shopping site. During the thirteen and thirty-nine weeks ended
October 30, 1999, we provided services to

ZanyBrainy.com totaling $1,321,000 and $1,390,000, respectively, which were treated as an offset to selling, general and administrative expenses. During the thirteen and thirty-nine weeks ended October 30, 1999, we procured merchandise totaling $3,606,000, for ZanyBrainy.com. Costs representing procurement and distribution activities were treated as an offset to cost of goods sold. At October 30, 1999, a receivable of $949,000 from ZanyBrainy.com was included in receivables, net on the accompanying balance sheet.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Zany Brainy is a rapidly growing specialty retailer of high quality toys, games, books and multimedia products for children, with 103 stores operating in 26 states as of October 30, 1999.

Results of Operations

       The following table sets forth our financial data expressed as a percentage of net sales, and operating data for the periods indicated.

                                                  Thirteen Weeks Ended                     Thirty-Nine Weeks Ended
                                     -------------------------------------------   --------------------------------------------
                                       October 30, 1999       October 31, 1998       October 30, 1999        October 31, 1998
                                     --------------------   --------------------   --------------------    --------------------
Net sales                                         100.0%                 100.0%                 100.0%                  100.0%
Cost of goods sold /1/                              71.5                   72.0                   72.4                    73.3
                                     --------------------   --------------------   --------------------    --------------------
     Gross profit                                   28.5                   28.0                   27.6                    26.7
Selling, general and administrative
     expenses                                       35.3                   39.4                   34.0                    38.0
                                     --------------------   --------------------   --------------------    --------------------
Operating loss                                      (6.8)                 (11.4)                  (6.4)                  (11.3)
Interest expense, net                                0.0                    1.4                    0.4                     0.9
                                     --------------------   --------------------   --------------------    --------------------
Loss before income tax benefit                      (6.8)                 (12.8)                  (6.8)                  (12.2)
Income tax benefit                                   2.6                      -                    2.6                       -
                                     --------------------   --------------------   --------------------    --------------------
Net loss                                           (4.2%)                (12.8%)                 (4.2%)                 (12.2%)
                                     ====================   ====================   ====================    ====================
Comparable store net sales /2/                        3%                     9%                     7%                     10%
                                     ====================   ====================   ====================    ====================
Total number of stores at
     end of period                                   103                     65                    103                      65
                                     ====================   ====================   ====================    ====================
Stores opened during period                           12                      8                     28                      13
                                     ====================   ====================   ====================    ====================

/1/ Cost of sales includes buying, distribution, and occupancy costs
/2/ A store becomes comparable in the 14th full month of store operations

Thirteen Weeks Ended October 30, 1999 (Third Quarter of 1999) Compared to Thirteen Weeks Ended October 31, 1998 (Third Quarter of 1998)

       NET SALES. Net sales increased $16.0 million, or 52.3%, to $46.7 million in the thirteen weeks ended October 30, 1999 from $30.7 million in the comparable 1998 period. This increase resulted from (i) a comparable store net sales increase of 3%, (ii) sales from 28 new stores opened thus far in fiscal 1999, and (iii) sales from those stores opened in fiscal 1998 which are not yet included in our comparable store net sales base. We believe the increase in comparable store net sales for the third quarter is attributable to, among other things, increased sales from several core product categories, such as software, books, and electronics. Sales of Pokemon products, which are represented in several different departments including games, books, stationery, and plush, represented approximately 12% of sales for the quarter. Sales of Beanie Babies declined from approximately 8% of sales in the third quarter of 1998, to 3% of sales for the comparable 1999 period as a result of a tightening of supplies. We expect, and have planned for, Beanie Babies' sales to remain significantly below last year's levels for the remainder of the fiscal year.

     GROSS PROFIT. Gross profit increased $4.7 million, or 54.7%, to $13.3 million during the third quarter, from $8.6 million in the same period last year. The gross profit increased to 28.5% of net sales for the period, from 28.0% in the comparable 1998 period. The increase of 0.5% was due to leveraging of distribution and buying costs and better buying margins, which were partially offset by increased freight expenses.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses include all direct store level expenses, and all corporate level costs not directly associated with or allocable to cost of sales. Selling, general and administrative expenses increased $4.4 million, or 36.7%, to $16.5 million during the third quarter, from $12.1 million in the same period last year. Selling, general and administrative expenses decreased to 35.3% of net sales from 39.4% of net sales due to leveraging of corporate, store, and other expenses. The dollar increase in selling, general and administrative expenses was primarily attributable to $3.6 million in store payroll and other selling expenses incurred in the third quarter associated with the opening of 38 additional stores following the third quarter of 1998. Corporate expenses also increased approximately $800,000 during this period to support this additional store growth.

       INTEREST EXPENSE, NET. Net interest expense was approximately $13,000 for the period, a decrease of $424,000 from the comparable period in 1998. This decrease was due to less borrowing under our line of credit, and an increase in investment income. Late in the third quarter we made additional borrowings on the line to support an early holiday build of inventories.

       INCOME TAX BENEFIT. For the thirteen weeks ended October 30, 1999, we recorded an income tax benefit of $1.2 million primarily related to the Federal tax benefit of the net loss. For the thirteen weeks ended October 31,

1998, no benefit was recorded with respect to the net operating loss carryforward because we established a valuation allowance. The effective tax rate for the third quarter of fiscal 1999 was 38.0%.

Thirty-Nine Weeks Ended October 30, 1999 Compared to Thirty-Nine Weeks Ended October 31, 1998

       NET SALES. Net sales increased $43.7 million, or 49.7%, to $131.4 million for the thirty-nine weeks ended October 30, 1999 from $87.8 million in the comparable 1998 period. This increase resulted from (i) a comparable store net sales increase of 7%, (ii) sales from 28 new stores opened thus far in fiscal 1999, and (iii) sales from stores opened in fiscal 1998 which are not included in our comparable store net sales base. Beanie Babies represented approximately 6% of our sales during this thirty-nine week period, which, as planned, were significantly less than last year's Beanie Babies' sales for the comparable period. We expect, and have planned for, Beanie Babies' sales to remain significantly below last year's levels for the remainder of the fiscal year. Sales of Pokemon products for the thirty-nine week period represented slightly more than 5% of our sales. We expect Pokemon to be popular through the fourth quarter.

       GROSS PROFIT. Gross profit increased $12.8 million, or 54.6%, to $36.3 million during the period, from $23.5 million in the same period last year. The gross profit increased to 27.6% of net sales for the period, from 26.7% in the comparable 1998 period. The increase of 0.9% was due to leveraging of buying, occupancy and distribution expenses.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $11.4 million, or 34.1%, to $44.7 million in the period, from $33.3 million in the same period last year. Selling, general and administrative expenses decreased to 34.0% of net sales from 38.0% of net sales due to leveraging of store personnel, selling and general and administrative expenses. The dollar increase in such expenses was primarily attributable to $9.8 million in store payroll and other selling expenses associated with the opening of 38 additional stores following the third quarter of 1998. Corporate expenses increased $1.6 million to support the additional store growth.

       INTEREST EXPENSE, NET. Net interest expense was approximately $490,000 for the period, a decrease of $302,000 from the comparable period in 1998. This decrease was due to less borrowings, and an increase in investment income during the period.

     INCOME TAX BENEFIT. For the thirty-nine weeks ended October 30, 1999, we recorded an income tax benefit of $3.4 million primarily related to the Federal tax benefit of the net loss. For the thirty-nine weeks ended October 31, 1998, no benefit was recorded with respect to the net operating loss carryforward because we established a valuation allowance. The effective tax rate for the first three quarters of fiscal 1999 was 38.0%.


LIQUIDITY AND CAPITAL RESOURCES

       Our main sources of liquidity have been the proceeds from the Offering, and borrowing under our credit facilities. We require cash principally to finance capital investment in new stores, new store inventories, and seasonal working capital. We opened 28 stores through the thirty-nine weeks ended October 30, 1999.

     Cash flows used in operating activities were $34.0 million for the thirty-nine weeks ended October 30, 1999, an increase of $15.1 million over the same period for the previous year. The increase was primarily a result of the purchase of additional inventory to support 28 new stores, as was partially offset by an increase in accounts payable and a decrease in the net loss.

     Cash flows used in investing activities were $18.7 million for the thirty-nine week period ending October 30, 1999, an increase of $12.8 million over the same period for the previous year. The increase was due to increased capital spending for the new stores, new enterprise software, a new distribution center, and our investment of $5.0 million in the Internet joint venture.

       Cash flows provided by financing activities during the thirty-nine week period ending October 30, 1999 reflect the net proceeds of $42.3 million from the sale of common stock associated with the Offering, along with $10.0 million provided through borrowings on our credit facilities. For the comparable period last year, cash was provided through borrowings of $21.8 million on our credit facility.

       On June 14, 1999, we entered into a three year credit facility with First Union National Bank in the amount of $30,000,000 with an interest rate of the Base Rate or Libor plus 1.75%. The Base Rate is defined as the higher of (1) the

Federal funds rate plus .5% per annum or (2) the prime rate. We terminated, without penalty, a credit facility with another bank upon completion of the Offering. Additionally, on August 25, 1999, we entered into an agreement with another bank to provide a $5.0 million lease line of credit. As of October 30, 1999 the full $5.0 million under this lease line was remaining.

       We believe that our operating cash flow together with the unused portion of our credit facility and other financing arrangements will be sufficient to finance current operating requirements including capital expenditures and new store openings for at least the next twelve months. However, if we choose to invest additional funds in the Internet joint venture, we may seek additional sources of financing to support that initiative.

Seasonality of Business

     Seasonal shopping patterns affect our business. A significant portion of our sales occur in the fourth quarter, coinciding with the Christmas holiday shopping season. Therefore, results of operations for the entire year depend heavily on fourth quarter results and the success of the Christmas selling season. Based upon previous experience, we do not expect to earn a profit in the first three quarters of a fiscal year in the foreseeable future.

Internet Sales Channel

     During the third quarter we implemented an Internet shopping site (www.zanybrainy.com) through a joint venture with Online Retail Partners. We
 ------------------
each initially contributed $5.0 million to this joint venture. Online Retail Partners contributed an additional $10.0 million to the joint venture in November 1999. The joint venture will require substantial participation of our management and affiliates for certain resources. In addition, further investment in the joint venture by Online Retail Partners or others could further reduce our equity ownership in ZanyBrainy.com. There is also a risk that selling our products on the Internet could divert customers from our stores and depress existing store sales. We cannot assure that the Internet shopping site will be profitable. In addition, while Online Retail Partners has agreed to take all losses of ZanyBrainy.com up to the extent of their capital account, any losses beyond that will require us to recognize losses up to the amount of our investment. In addition, we would have to recognize losses if our investment were to become permanently impaired, up to the amount of our investment.

Year 2000 Compliance

       We have completed a comprehensive review of our computer systems and other micro processor-based equipment and have taken appropriate measures to remedy any Year 2000 issues.

       Our core business is run on SFR, an enterprise software system. The functions supported by SFR include buying, replenishment, physical distribution, general ledger and payables. SFR is a product of CDS, a subsidiary of Sterling Software. CDS has discontinued operations. We completed an upgrade to SFR version 7.0, which is Year 2000 compliant, in the first quarter of 1999.

       Late in 1998, we agreed to purchase new enterprise software from JDA. This software will replace SFR for all of the functional areas currently served by SFR. This software has been certified Year 2000 compliant by the Information Technology Association of America and runs on IBM AS400 hardware which has been certified by IBM to be Year 2000 compliant. Given the increased business volume during the Christmas season, we have decided to defer JDA implementation until after the Christmas selling season. In the event the SFR system fails to operate on January 1, 2000, we believe we will be in the position to implement Year 2000 compliant JDA software.

       Our in-store systems consist of two application suites and a common Microsoft NT server network which is Intel based. The application suites are supplied by ICL Retail, Inc. ("ICL"), and provide point-of-sale (POS) and store inventory systems (SIS) support for store management functions. We have recently implemented ICL POS and SIS systems which are Year 2000 compliant.

       We have upgraded the Microsoft NT operating systems in all stores. The new operating system has been certified by Microsoft to be Year 2000 compliant. The store register hardware has been determined to be Year 2000 compliant. The final measure to prepare the in-store systems for Year 2000 was a shipment of Year 2000 compliant personal computers for the SIS workstations.

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

       As of the end of our third quarter, we have incurred approximately $90,000 in costs associated with Year 2000 issues. The total costs associated with modifications, upgrades and/or replacements to become Year 2000 compliant is not expected to be material to our financial position. We have not developed a formal contingency plan. If year 2000 problems are discovered, they will be addressed as they occur.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

     CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE
                       SECURITIES LITIGATION ACT OF 1995

     This report and the documents incorporated by reference herein contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report and the documents incorporated herein by reference, the words "anticipate," "believe," "estimate," and similar expressions are generally intended to identify forward-looking statements. These forward-looking statements include, among others, the statements in Management's Discussion and Analysis about the following: our use of the remainder of the proceeds from the Offering; the sufficiency of our operating cash flow over the next 12 months; our expectations with respect to our inability to earn a profit in the first three quarters of a fiscal year in the foreseeable future; the impact that future investments in the internet joint venture would have on our equity ownership of the internet business; our expectations with respect to Beanie Babies' sales; our expectations with respect to Pokemon sales; the potential negative effects selling our products on the internet could have on our existing store sales and our customer base; our expectations with respect to implementing a profitable internet shopping site; the impact of any losses associated with the internet business; our ability to complete our enterprise software conversion from SFR to JDA, and to have JDA ready for implementation in December 1999; our ability to implement Year 2000 compliant JDA software in the event that SFR fails; our plans for, and the sufficiency of, existing disaster procedures in the event of Year 2000 failure; the impact on our operations if our telecommunications and credit card processing service providers are not Year 2000 compliant; estimated costs associated with becoming Year 2000 compliant, and sources of funds for these costs; and our plans to address any Year 2000 problems that may arise.

     There are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements including, but not limited to, the following: a decline in the level of demand for our products; actions by our competitors; a decline in general economic and business conditions and in the specialty retail or toy industry in particular; our inability to manage our growth, open new stores on a timely basis and expand in new and existing markets; our ability to successfully market and expand the internet shopping site and successfully work with ORP; the availability of product and our ability to replenish product on a timely basis; unanticipated cash requirements to support current operations or expansion of our business; unanticipated costs of Year 2000 compliance; and our ability to attract, train and retain highly qualified associates. These and other risks and uncertainties affecting Zany Brainy are discussed in greater detail in this report and in other filings by Zany Brainy with the Securities and Exchange Commission.

PART II - OTHER INFORMATION

ITEM 1.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 2, 1999, the registration statement relating to the Offering was ordered effective by the Securities and Exchange Commission. All shares offered pursuant to the Registration Statement, including shares covered by the underwriters' over-allotment option were sold. Donaldson, Lufkin & Jenrette Securities Corporation, Deutsche Bank Alex Brown Incorporated, William Blair & Company, LLC., U.S. Bancorp Piper Jaffray Incorporated, and DLJdirect Inc. were the managing underwriters of the Offering. The Offering terminated June 15, 1999 upon the closing of the sale of all shares subject to the underwriters' over-allotment option. The number of shares registered, the aggregate price of the offering amount registered, the amount sold and the aggregate offering price in the amount sold by us and certain of our shareholders in the Offering were as follows:

                                     Number of        Aggregate Price of
                                 Shares Registered   the offering amount      Amount Sold         Aggregate Offering
                                 -----------------        Registered          -----------      Price of the amount sold
                                                          ----------                           ------------------------
Zany Brainy                           4,722,669          $47,226,690            4,722,669             $47,226,690

The Selling Shareholders              2,292,331          $22,923,310            2,292,331             $22,923,310

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


The net offering proceeds to the Company after deducting the foregoing discounts, commissions, fees and expenses were $42.3 million. A reasonable estimate of how these proceeds were used by the Company during the period June 7, 1999 through October 30, 1999 is as follows:

       Repayment of Line of Credit Agreement                    18,400,000
       New Store Openings and Distribution Center Relocation    18,900,000
       Investment in ZanyBrainy.com                              5,000,000

None of the foregoing expenses constituted direct or indirect payments to directors, officers, or their associates or to persons owning 10% or more of any class of equity securities of the Company or to affiliates of the Company.

ITEM 2.  EXHIBITS & REPORTS ON FORM 8-K

         (a)  Exhibits:

              10.1 - Limited Liability Company Agreement of ZB Holdings LLC
                     dated as of October 20, 1999.

              10.2 - Contribution and Interest Purchase Agreement by and among
                     Zany Brainy, Inc., Online Retail Partners LLC and ZB Holdings LLC dated as of October 18, 1999.

              27.0 - Financial Data Schedule

         (b) Reports on Form 8-K:

             There were no reports on Form 8-K filed by the Company during the quarter ended October 30, 1999.

                                   SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Zany Brainy, Inc.

Date: December 14, 1999              By: /s/  Keith C. Spurgeon
      -----------------                  ----------------------
                                              Keith C. Spurgeon
                                              Chairman & Chief
                                              Executive Officer

Date: December 14, 1999              By: /s/  Robert A. Helpert
      -----------------                  ----------------------
                                              Robert A. Helpert
                                              Chief Financial Officer,
                                              Secretary and Treasurer

                                 EXHIBIT INDEX


Exhibit
Number                              Description
------                              -----------

10.1 Limited Liability Company Agreement of ZB Holdings LLC dated as of October 20, 1999.

10.2 Contribution and Interest Purchase Agreement by and among Zany Brainy, Inc., Online Retail Partners LLC and ZB Holdings LLC dated as of October 18, 1999.

27.0              Financial Data Schedule