Form 10-K405
period 2000-01-29
ZANY BRAINY INC
filed 2000-04-28
CIK 1082193

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 for the fiscal year ended January 29, 2000 or,

[_] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 for the transition period from _________ to _________



                        Commission File Number 0-26185
                                               -------


                               Zany Brainy, Inc.
         -------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



        Pennsylvania                                         23-2663337
-------------------------------                         -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          identification No.)

2520 Renaissance Boulevard, King of Prussia, PA               19406
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code   (610) 278-7800
                                                     --------------

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.01 per share
                    --------------------------------------
                               (Title of class)

Indicate by check whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    x       No ______
     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this annual report on Form 10-K or any amendment to this annual report on Form 10-K. [X]

As of April 17, 2000, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $62,708,480. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as reported on the Nasdaq National Market on such date.

As of April 17, 2000, there were 21,681,606 shares of the registrant's Common Stock outstanding.


                     DOCUMENTS INCORPORATED BY REFERENCE:

As stated in Part III of this annual report on Form 10-K, portions of the following document are incorporated herein by reference:

     Definitive proxy statement to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

Unless the context indicates otherwise, the terms "Zany Brainy" and "Company" refer to Zany Brainy, Inc. and, where appropriate, one or more of its subsidiaries.

                               ZANY BRAINY, INC.
                                   FORM 10-K
                      FISCAL YEAR ENDED JANUARY 29, 2000
                                     INDEX

                                                                     Page Number
                                                                     -----------
PART I

  ITEM 1.  BUSINESS                                                        1

  ITEM 2.  PROPERTIES                                                      9

  ITEM 3.  LEGAL PROCEEDINGS                                               9

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            10


PART II

  ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS                                          10

  ITEM 6.  SELECTED FINANCIAL DATA                                        10

  ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS                12

  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK                                                  16

  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                    16

  ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE                          16

PART III

  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT             17

  ITEM 11. EXECUTIVE COMPENSATION                                         17

  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT                                                   17

  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                 17

PART IV

  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
             ON FORM 8-K                                                  18

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                F-1

                                    PART I

ITEM 1: BUSINESS

GENERAL

        Zany Brainy is a leading specialty retailer of high quality toys, games, books and multimedia products for kids. We sell products that entertain, educate and spark the imaginations of children up to 12 years of age.

        We were incorporated in 1991 and opened our first store in Wynnewood, Pennsylvania in the same year. We opened 28 new stores during the year ended January 29, 2000 and, as of April 17, 2000, we operated 104 stores in 26 states. We also sell our merchandise on the worldwide web at www.zanybrainy.com and
                                                     ------------------
through our catalogs with toll-free ordering.

RECENT DEVELOPMENT

        On April 21, 2000, we entered into an Agreement and Plan of Merger ("Merger Agreement") pursuant to which Noodle Kidoodle, Inc., another retailer of children's specialty toys, will become our wholly-owned subsidiary.

        Pursuant to the Merger Agreement, each outstanding share of the Noodle Kidoodle common stock, par value $.001 per share, will be converted into the right to receive 1.233 shares of our common stock, par value $.01 per share.
The consummation of the Merger is subject to a number of conditions, including, among other things, the approval and adoption of the Merger Agreement and Merger by our shareholders and stockholders of Noodle Kidoodle and the expiration or early termination of the waiting period under Hart-Scott-Rodino Antitrust Improvements Act of 1976. It is currently anticipated that the Merger will be treated as a pooling-of-interests for accounting purposes under Opinion No. 16 of the account principles board and that the Merger will close by the end of the second quarter of 2000.

ZANY BRAINY STORES

        Store Design

        We design our stores to be bright, colorful and inviting for children and adults. Our current store prototype is 10,600 square feet and contains 11 major categories of products. Large banners with unique graphics identify each of these categories to enable customers to find specific items quickly. Our stores are fully carpeted and have low shelving to encourage children to see, touch and play with our products. Departments are located around the perimeter of the store in a "racetrack" style to promote browsing and impulse sales. We have a play center in our stores that is surrounded with large red pillars so children can locate it easily. We also provide seating in the play center so adults can comfortably play with their children. We typically locate our Zany Showtime Theater, which is used to show the latest video releases, adjacent to the play center so we can combine the two spaces to accommodate larger special events. A reading area is situated next to our book department, and software demonstration stations are placed near our multimedia department to encourage sampling of these items.

        Merchandise Selection

        We strive to carry over 15,000 stock keeping units from more than 400 suppliers in 20 different countries. While our products generally range in price from less than one dollar up to $200, the average price paid for a single product is less than $10. We present our merchandise across 11 product categories to satisfy a broad spectrum of customer needs. Our extensive selection of merchandise includes:

     Category                                  Description
     --------                                  -----------
     Brainy Games and Puzzles                  Board games and puzzles.
     Bright Start                              Toys for ages up to three.
     Creativity                                Arts and crafts supplies and kits.

     Good Sports                               Indoor and outdoor sport-theme toys.
     Kidtronics                                Electronic learning aids and musical instruments.
     Let's Pretend                             Pretend play, dress up and doll houses.
     Our Planet                                Science-related toys.
     Plush and Dolls                           Stuffed animals and dolls.
     Young Builders                            Building toys and trains.
     Books                                     Over 7,000 titles.
     Multimedia                                Software, audio and video.

     We regularly offer numerous limited distribution, innovative products. We also work closely with several specialty suppliers to secure exclusive product or licensing arrangements. In addition, we supplement our merchandise offering with our own product development efforts, including products under such brand names as "Ready, Set, Grow!" and "Kidstruments."

     Store Associates

     We actively recruit educators, child care providers and back-to-work parents as store employees because we believe that these people are most likely to have a respect and affection for children, and an appreciation of how children learn through play. Our sales associates receive approximately 25 hours of training within their first month of employment and are tested before
they are designated a "Certified Kidsultant."   In addition, some of our sales
associates receive supplemental training to become specialists in various areas including books, multimedia and events.

     Our stores are typically staffed with a general manager, three assistant managers, four specialists, and a varying number of part-time sales associates, depending on store volume and time of year. A general manager and three assistant managers, who may be specialists, typically manage each store, and are responsible for building relationships within the community. The operations of each store are supervised by one of 12 district managers who each in turn report to one of three regional managers. Each regional manager reports to the vice president of stores.

     Store Locations

     As of April 17, 2000, we operated 104 stores in 26 states. We plan to add approximately 25 stores in each of 2000 and 2001. We select geographic markets and store sites on the basis of demographic information, quality and nature of co-tenants store visibility and accessibility. Key demographics include population density, household income, and the number of households with children and education level. We locate our stores primarily in suburban strip or power centers as well as in selected freestanding locations. We typically seek sites with co-tenants that are strong, destination and lifestyle-oriented retailers or high quality supermarkets.

     Competitive Pricing

     We price our products competitively, but do not attempt to be the discount leader in a given market. We do, however, maintain a policy of matching our competitors' advertised prices.

     Marketing

     We use direct mail and newspaper advertising to promote Zany Brainy products and increase awareness of our stores and brand. We primarily rely on direct mail advertising, which allows us to capitalize on our internally generated customer database. A variety of direct mail pieces, including our large, color "Zany Zone" catalog, are mailed throughout the year to both current and prospective customers. We also use full color newspaper inserts for broader consumer reach during our peak selling periods. We advertise most heavily during the Christmas holiday and back-to school seasons.


     Special Events Program

     We publish a monthly calendar of free events for our stores. Each of our stores host regular daily activities for kids, including creative arts and crafts activities, character and author appearances and mini-concerts by nationally known children's performers. Our stores also feature several interactive areas, including play centers and software demonstration stations. In addition, we show movies throughout the day at our Zany Showtime Theater.

ZANYBRAINY.COM

     During the third quarter we implemented an Internet shopping site (www.zanybrainy.com) through a joint venture with Online Retail Partners.
-------------------
Customers shopping at ZanyBrainy.com can, in addition to ordering toys, books and other products, conduct targeted searches, view bestseller lists, interact with one of our Kidsultants for product recommendations, view the latest calendar of special events for all of Zany Brainy's stores and check order status. In addition, ZanyBrainy.com customers can return merchandise to any of our stores.

PURCHASING AND SUPPLIERS

     We purchase merchandise from over 400 suppliers in 20 different countries. In mid-1998, we entered into a relationship with a subsidiary of Ingram Industries Inc. to be our principal book distributor. Our central buying staff is comprised of one vice president, two divisional merchandise managers and seven buyers, each of whom is responsible for purchasing selected categories of our products. We also maintain an in-house private label product development team that develops products that are unique to Zany Brainy. In addition, we have a merchandise planning team that manages inventory levels and the flow of merchandise through our stores. This team works closely with our buying staff to react quickly to sales trends and improve in-stock levels at our stores.

DISTRIBUTION

     We currently operate one distribution center in Swedesboro, New Jersey of approximately 250,000 square feet. Approximately 80% of our products are distributed through this facility and the balance is shipped to the stores directly by the manufacturer or supplier. Our automated inventory replenishment system optimizes the inventory levels at each of our stores. This computerized system retrieves sales information from our stores, enabling us to pick, price and ship products to each of our stores on a weekly basis.

COMPETITION

     The toy retailing market is highly competitive and comprised of:

          .    mass market retailers, including superstores such as Toys "R" Us and discounters such as Wal-Mart and Target;
          .    smaller format specialty educational and creative toy and game retailers
          .    non-toy specialty retailers, such as traditional book, music, video and software retailers;
          .    Internet-only retailers such as e-Toys; and
          .    a variety of other retailers offering a subset of our products including card and gift shops, craft stores and department stores.

MANAGEMENT INFORMATION SYSTEMS

     In the first quarter of 2000, we replaced SFR, our old business-wide software package, with JDA, a business-wide software package that supports our major back-office functions, including buying, replenishment, physical distribution, general ledger and payables. JDA provides more forecasting capabilities and more advanced replenishment and trend algorithms than SFR.

     At the store level, we utilize a point-of-sale system to capture sales transactions that include price look-up, UPC scanning, check and credit authorization and zip code capture. Our store systems interface with JDA to automatically replenish inventory, by stock keeping unit, to each store. We also analyze this information to tailor our merchandise assortment, determine markdowns, generate forecasts and evaluate product and supplier performance.

PROPRIETARY RIGHTS

     To protect our proprietary rights, we generally rely on copyright, trademark and trade secret laws, and confidentiality agreements with employees and third parties and license agreements with consultants and suppliers. Each of "Zany Brainy," "A Zillion Neat Things for Kids," "Zany Zone," "Price Chomper" and "Kidsultant" have been registered as a service mark and/or trademark with the United States Patent and Trademark Office. In addition, we have numerous pending applications for trademarks. "ZanyBrainy.com", "ZB.com" and numerous other related URL's have also been registered as an Internet domain name.

BACKLOG AND SEASONALITY

     Backlog is not considered relevant to an understanding of our business. Our business is highly seasonal and approximately 40% of our revenue occurred in the fourth quarter of fiscal 1999. As a result, we increase levels of inventory during the months of September through December in order to meet seasonal requirements.

EMPLOYEES

     As of January 29, 2000, we employed approximately 2,800 employees, approximately 900 of whom were employed full-time. We also employ additional personnel during peak selling periods. We consider our relationships with our employees to be good. None of our employees are covered by collective bargaining agreements.

EXECUTIVE OFFICERS OF THE COMPANY


     The executive officers of the Company are:

     Name                      Age     Position
     ----                      ---     --------
     Keith C. Spurgeon         45      Chairman of the Board and Chief Executive Officer
     Thomas G. Vellios         45      President
     Robert A. Helpert         56      Chief Financial Officer, Secretary and Treasurer

     Keith C. Spurgeon has served as our Chairman of the Board and Chief Executive Officer since January 1998. He served as our President and Chief Executive Officer from June 1996 to January 1998. Prior to joining us, Mr. Spurgeon was at Toys "R" Us for over ten years where he served in various capacities, most recently as Vice President for Asia and Australia.

     Thomas G. Vellios has served as our President since January 1998. He joined Zany Brainy in November 1995 as Executive Vice President of Merchandising and Marketing. Prior to joining us, Mr. Vellios was at Caldor, Inc. for nine years, where he served in various capacities, most recently as Senior Vice President and General Merchandise Manager.

     Robert A. Helpert has served as our Chief Financial Officer, Secretary and Treasurer since May 1995. Prior to joining us, from February 1994 to May 1995, Mr. Helpert was the Executive Vice President and Chief Financial Officer for Trans World Entertainment Corporation. Prior to joining Trans World, from 1988 to 1994, he was President and Chief Operating Officer of W.H. Smith, Inc., an operator of hotel and airport newsstands and gift shops.

FACTORS THAT MAY AFFECT FUTURE RESULTS

  The following risk factors and other information included in this Annual Report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.

     Our business is highly seasonal, and our annual results are highly dependent on the success of our Christmas selling season

     Seasonal shopping patterns affect our business. A significant portion of our sales occurs in the fourth quarter, coinciding with the Christmas holiday shopping season. Therefore, our results of operations for the entire year depend largely on our fourth quarter results. In fact, since inception, we have never been profitable in any quarter other than the fourth quarter of any fiscal year, and we expect this trend to continue. Factors that could cause our sales and profitability to suffer include:

          .    the availability of and customer demand for particular products;
          .    the timing of new store openings;
          .    adverse weather conditions;
          .    unfavorable economic conditions;
          .    inability to hire adequate temporary personnel;
          .    inability to maintain appropriate inventory levels; and
          .    a late Thanksgiving, which reduces the number of days between
               Thanksgiving and Christmas.

     We generally prefer to open new stores in the first three-quarters of the year. Our failure to open stores on schedule may particularly impair our results because of our dependence on the Christmas holiday shopping season.

     If we are not able to implement our store expansion program, our growth will suffer

     Our growth depends in large part on our ability to open and profitably operate new stores in both existing and new geographic markets. Our ability to open and operate new stores will depend on a number of factors, including our ability to:

          .    identify suitable sites;
          .    negotiate acceptable leases at attractive rents;
          .    access adequate capital to fund store expansion;
          .    construct and open stores on schedule; and
          .    locate, hire, train and retain competent managers.

     Our continued growth is dependent, in part, on our ability to increase sales in our existing stores. Our overall profitability will suffer if the opening of new stores in existing markets draws business from our existing stores. We also plan to open many of our new stores in markets where we do not currently have a presence. The opening of stores in new geographic markets could present competitive and operational challenges different from those we currently face or previously faced in entering our existing geographic markets. For example, we may incur higher costs related to advertising, administration and distribution as we enter these new markets. In addition, we may not gain market acceptance, or establish our brand, in new geographic markets, which would impair our financial results.

     We may not have sufficient management, operational, distribution, financial and information systems resources to accommodate our planned growth. Our expansion strategy also presents some cultural risks, including our ability to maintain our product mission, customer service commitment and quality control as we become larger in size. Finally, if our new stores do not perform as expected, we may curtail our store expansion, which would impair our financial growth and profitability.

     Our comparable store sales will fluctuate

     Changes in our comparable store sales results could cause the price of our common stock to fluctuate. A number of factors have historically affected, and will continue to affect, our comparable store sales results, including:

     .    competition;
     .    our new store openings;

     .    general regional and national economic conditions;
     .    consumer trends and preferences;
     .    changes in our co-tenants;
     .    new product introductions and changes in our product mix;
     .    timing and effectiveness of promotional events;
     .    introduction of and continued demand for popular and fad products; and
     .    weather.

     Additional financing may not be available when needed or may only be available on terms that could adversely affect our business and our shareholders

     We may need additional financing to support our growth or to respond to competitive pressures or unanticipated events. Additional financing, if needed, may not be available on satisfactory terms or at all. Any additional equity financing may cause dilution to existing investors. Any debt financing may result in additional restrictions on our spending or ability to pay dividends.

     Restrictive loan covenants may limit our ability to take various corporate actions

     Our credit facility contains covenants that require us to satisfy ongoing financial requirements and which limit our ability to borrow additional money, pay dividends, divest assets and make additional corporate investments. If we are unable to meet any of our debt service obligations or to comply with these covenants, our lenders can accelerate our debt. If that was to occur and we were unable to obtain alternative financing, our long-term viability could be impaired.

     Our operations, and ZanyBrainy.com's operations, could be disrupted if information systems fail

     Our business depends on the efficient and uninterrupted operation of our computer and communications software and hardware systems. We regularly make investments to upgrade, enhance and replace our systems. We must appropriately expand the capacity of our information systems to accommodate our anticipated growth or our operations could suffer.

     In addition, continued customers' access to www.zanybrainy.com, our Internet joint venture, is important for the success of ZanyBrainy.com and the perception of our brand. The ZanyBrainy.com Website may experience occasional system interruptions that make the Website unavailable or prevents ZanyBrainy.com from efficiently fulfilling orders. These interruptions may reduce the volume of goods sold, the attractiveness of products and services offered and damage our reputation. Additional software and hardware may be necessary to upgrade the systems and network infrastructure of the ZanyBrainy.com Website to accommodate increased traffic and sales volume. We cannot accurately project the rate or timing of any increases in traffic or sales volume on the Website and, therefore, the integration and timing of these upgrades are uncertain.

     We have no formal disaster recovery plan to prevent delays or other complications arising from information systems failure. Our business interruption insurance may not adequately compensate us for losses that may occur.

     Risks associated with our investment in our joint venture, ZanyBrainy.com

     ZanyBrainy.com is not currently profitable and has incurred significant losses since inception. It is likely that ZanyBrainy.com will continue to incur losses for the foreseeable future. While Online Retail Partners has agreed to take all losses of ZanyBrainy.com up to the extent of their capital account, any losses beyond that will require us to recognize losses up to the amount of our investment. We would also have to recognize losses if our investment were to become materially impaired, up to the amount of our investment. We recently contributed an additional $6.8 million to ZanyBrainy.com which will bring our total investment to $11.8 million.

     ZanyBrainy.com will need additional financing in order to continue to operate, as well as to avoid recognition of losses and impairment of our investment. Additional financing may not be available on satisfactory terms or at all. In the event ZanyBrainy.com is unable to raise additional capital, we expect to commence incurring losses during the first half of 2000. In addition, any additional equity financing could reduce our equity ownership in ZanyBrainy.com.

     Technology, customer functionality requirements and preferences change rapidly in the online commerce industry. ZanyBrainy.com may not be able to adapt quickly enough to these changing customer requirements and industry standards. Failure to adapt on a cost-effective and timely basis or the emergence of new industry standards and practices could impair the value of our investment in ZanyBrainy.com.

     ZanyBrainy.com will require substantial participation of our management and affiliates for certain resources. There is also a risk that selling our products on the Internet could divert customers from our stores and depress existing store sales.

     We are dependent on executive management and other personnel

     We believe that our continued growth and profitability depend on the continued employment of our management team. If one or more members of our executive management team were unable or unwilling to continue in their present positions, our profitability could suffer. We do not carry key person life insurance on any member of our executive management team.

     Our growth and profitability also depend on hiring and retaining quality managers and sales associates in our stores. Competition for personnel, particularly for employees with retail expertise, is intense. Additionally, our ability to maintain consistency in the quality of customer service in our stores is critical to our operations. If we are unable to hire and retain sales associates capable of providing a high level of customer service, our brand and reputation could be damaged. This could cause our sales to decline.

     Competition from mass market retailers and discounters, which have greater brand recognition and financial and other resources

     Many mass market retailers and discounters, such as Toys "R" Us, Wal-Mart and Target, have much greater brand recognition and greater financial, marketing and other resources than ours. We could be at a disadvantage in responding to these competitors' merchandising and pricing strategies, advertising campaigns and other initiatives. Several of these competitors, including Toys "R" Us, have launched successful Internet shopping sites which compete with ZanyBrainy.com and our stores. In addition, an increase in focus on the specialty retail market or the sale by these competitors of more products similar to ours could cause us to lose market share.

     Competition from smaller format, specialty educational and creative toy retailers, whose growth can impair our sales growth

     Our direct competitors are smaller format, specialty educational and creative toy and game retailers. These retailers are continuing to expand and could impede our ability to increase our sales.

     Competition from non-toy specialty retailers, which compete with our children's book and software businesses and could limit our ability to expand in these categories

     Non-toy specialty retailers, such as Barnes & Noble and Best Buy, are competing with our children's book and software businesses. We believe that some of these competitors have exclusivity restrictions in their leases that restrict co-tenants from selling similar products. Such restrictions could hinder our expansion strategy by limiting our ability to sell some products at those sites.

     Competition from Internet-only retailers, which may have a cost advantage and reach a broader market

     We face growing competition from Internet-only retailers, such as eToys and Amazon.com. They may enjoy an overall operating cost advantage.

     With respect to all of our competitors, our sales and profitability could suffer if:

          .    new competitors enter markets in which we are currently
               operating;
          .    our competitors implement aggressive pricing strategies;
          .    our competitors expand their operations;
          .    our suppliers sell their products directly or enter into
               exclusive arrangements with our competitors; or
          .    our competitors adopt innovative store formats, retail sales methods or merchandising strategies that are similar to ours.

     If our suppliers and distributors do not provide us with sufficient quantities of our products, our sales and profitability will suffer

     Products supplied to us by our top twenty suppliers represented slightly over half of our purchases in 1999. Our dependence on our principal suppliers involves risk, and if there is a disruption in supply from a principal supplier or distributor, we may be unable to obtain the merchandise we desire to sell. While no one supplier represented greater than 10% of net purchases in 1999, a disruption in the operations of any of our key suppliers could cause a decline in our sales. Our sales also could decline if key specialty suppliers sell more products through mass-market retailers. Many of our suppliers currently provide us with incentives, such as return privileges, volume purchasing allowances and cooperative advertising. A reduction or discontinuation of these incentives could reduce our profits.

     If a shipment of products that we import is interrupted or delayed, our inventory levels and sales could decline

     We do not own or operate any manufacturing facilities. Instead, we buy all of our products from manufacturers and distributors. In 1999, we imported approximately 9% of our purchases, including most of our private label products, directly from foreign manufacturers. In addition, we believe that a significant portion of the products that we purchase from domestic suppliers is manufactured abroad. We anticipate that our dependence on foreign-sourced merchandise will increase. We are subject to the following risks inherent in relying on foreign manufacturers:

          .    the inability to return products;
          .    fluctuations in currency exchange rates;
          .    economic and political instability;
          .    transportation delays;
          .    restrictive actions by foreign governments;
          .    the laws and policies of the United States affecting importation of goods, including duties, quotas and taxes;
          .    foreign trade and tax laws;
          .    foreign labor practices;
          .    trade infringement claims; and
          .    increased liability as importer of record.

     Interruptions or delays in our imports could cause shortages in our product inventory and a decline in our sales unless we secure alternative supply arrangements. Even if we could locate alternative sources, their products may be of lesser quality or more expensive than those we currently purchase. Our sales could also suffer if our suppliers experience similar problems with foreign manufacturers.

     If we are unable to predict or react to changes in consumer demand, we may lose customers and our sales may decline

     Our success depends on our ability to anticipate and respond in a timely manner to changing consumer demand and preferences. Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to change. If we misjudge the market for our merchandise, we may overstock such products and be forced to take significant inventory markdowns, which may have a negative impact on our profitability, or return overstocked products to vendors, which may have a negative impact on our relationships with our vendors.

     It is also common in the toy industry for some popular products, such as Pokemon and Beanie Babies, to achieve high sales, but for unpredictable periods of time. In 1999, Pokemon and Beanie Babies represented over 7% and over 4% of our sales, respectively. Consumer demand for these popular products or others could decrease significantly and without warning. If we are unable to identify new products that will enjoy strong consumer demand, we may lose customers and our sales may decline. The introduction of new products may also depress sales of existing products. In addition, a decrease in the demand for popular products may negatively effect comparable store sales. Moreover, because we sell only those products that conform to our product mission, we may choose not to sell some products that our customers desire and thus lose potential sales.

     We may be unable to protect our intellectual property, which could impair our brand and reputation

     Our efforts to protect our proprietary rights may be inadequate. We regard our intellectual property, particularly our trademark for "Zany Brainy," as important to our marketing strategy. To protect our proprietary rights, we rely generally on copyright, trademark and trade secret laws, and confidentiality agreements with employees and third parties and license agreements with consultants and suppliers. However, a third party could, without authorization, copy or otherwise appropriate information from us. Employees, consultants and others who participate in development activities could breach their confidentiality agreements, and we may not have adequate remedies for any such breach. Our failure or inability to protect our proprietary rights could materially decrease their value, and our brand and reputation could be impaired.

     We may be exposed to product liability lawsuits and other claims if we fail to comply with government and toy industry safety standards

     Children can sustain injuries from toys. We may be subject to claims or lawsuits resulting from such injuries. There is a risk that claims or liabilities may exceed our insurance coverage. Moreover, we may be unable to retain adequate liability insurance in the future. We are subject to regulation by the Consumer Product Safety Commission and similar state regulatory agencies. If we fail to comply with government and toy industry safety standards, we may be subject to claims, lawsuits, fines and adverse publicity.


ITEM 2: PROPERTIES

     Our corporate headquarters is located at 2520 Renaissance Boulevard in King of Prussia, Pennsylvania, where we lease approximately 52,000 square feet. We have an option to lease another 10,000 square feet on this site. The lease has an initial term of ten years with two five-year renewal options.

     We also currently lease one distribution center in Swedesboro, New Jersey of approximately 250,000 square feet. We have an option to expand the distribution center by a minimum of 100,000 and up to 250,000 square feet. The distribution center lease has an initial term of five years with two five-year renewal options. We are currently investigating the expansion of our distribution center in Swedesboro or opening a second distribution center to support our store growth and seasonal demands.

     We lease all of our stores. Initial lease terms are generally for ten years, and most leases contain multiple five-year renewal options. We generally select a new store site 6 -18 months before its opening. Our stores are primarily in suburban strip or power shopping centers as well as in selected freestanding locations. As of January 29, 2000, we had 13 signed leases for stores we plan to open in 2000, and one signed lease for stores we plan to open in 2001.


ITEM 3: LEGAL PROCEEDINGS

     We are from time to time involved in litigation that we believe ordinarily accompanies a retail business. We do not believe that any of our pending or threatened litigation will result in an outcome that would materially affect our business.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1999



                                    PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     Zany Brainy's Common Stock has been quoted on the Nasdaq National Market under the symbol "ZANY" since Zany Brainy's initial public offering on June 2, 1999. Prior to such time, there was no public market for the Common Stock of Zany Brainy.

     As of April 17, 2000, there were approximately 528 holders of record of Zany Brainy's Common Stock. The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share for the Company's common stock, as reported on the Nasdaq National Market:

         Fiscal 1999                                   High      Low
         -----------                                   ----      ---

         Second Quarter (beginning June 2, 1999)      $11.94    $7.88
         Third Quarter                                $14.06    $7.06
         Fourth Quarter                               $12.25    $7.44

DIVIDEND POLICY

     Zany Brainy has never paid any cash dividends on its capital stock and is currently restricted from doing so under the terms of our credit facility. Zany Brainy currently intends to retain any future earnings for funding growth and, therefore does not expect to pay any dividends in the foreseeable future. The declaration and payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition, capital requirements and other factors.


ITEM 6: SELECTED FINANCIAL DATA

     The following selected consolidated financial data as of the end of January 29, 2000, January 30, 1999, January 31, 1998, February 1, 1997 and February 3, 1996 have been derived from the Company's audited consolidated financial statements. The information set forth below should be read in conjunction with the Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     When reading this data, you should be aware that:

       . Our fiscal year consists of 52 or 53 weeks, ends on the Saturday nearest January 31 and is named for the calendar year ending closest to that date. All fiscal years presented include 52 weeks of operations, except 1995, which includes 53 weeks.
       . A store becomes comparable in the 14th full month of store operations. . Sales per square foot and average sales per store are based on stores opened for the entire period.

                                                                        Fiscal Year
                                         ---------------------------------------------------------------------
                                           1999           1998              1997           1996          1995
                                                  (in thousands, except per share, number of stores
                                                             and sales per square foot data)
Statement of Operations data:
    Net sales                            $241,194       $168,471          $123,345      $ 92,563      $ 54,372
    Cost of goods sold,
       including occupancy costs          165,950        118,153            89,452        69,205        40,972
                                         ---------------------------------------------------------------------
      Gross profit                         75,244         50,318            33,893        23,358        13,400
    Selling, general and
      administrative expenses              63,592         46,376            33,581        28,732        21,110

                                         ---------------------------------------------------------------------
      Operating income (loss)              11,652          3,942               312        (5,374)       (7,710)

    Interest income (expense), net           (517)        (1,130)             (465)         (649)         (118)
                                         ---------------------------------------------------------------------
      Income (loss) before taxes           11,135          2,812              (153)       (6,023)       (7,828)
    Income tax benefit (expense)           (4,231)         6,187                 -             -             -
                                         ---------------------------------------------------------------------
      Net income (loss)                  $  6,904       $  8,999    (a)   $   (153)     $ (6,023)     $ (7,828)
                                         =====================================================================

    Net income (loss) per
       common share:
       Basic:                            $   0.44       $   1.67    (a)   $  (0.03)     $  (1.19)     $  (1.55)
       Diluted:                              0.33           0.51    (a)      (0.03)        (1.19)        (1.55)
    Weighted average shares
       outstanding:
       Basic:                              15,834          5,373             5,085         5,068         5,065
       Diluted:                            21,211         17,770             5,085         5,068         5,065
Store data:
    Number of stores at end of
       fiscal year                            103             75                52            43            31
    Total square feet at end of
       fiscal year                          1,159            868               630           538           387
    Comparable store sales
       increase                               4.0%           9.9%              9.1%          4.3%          0.3%
    Sales per square foot                $    227       $    227          $    203      $    183      $    202
    Average sales per store                 2,625          2,746             2,523         2,286         2,382
Operating data:
    Gross profit margin                      31.2%          29.9%             27.5%         25.2%         24.6%
    Operating margin (loss)                   4.8            2.3               0.3          (5.8)        (14.2)
    Capital expenditures                 $ 13,612       $  7,309          $  6,420      $  6,276      $  7,377
    Depreciation and
       amortization                         8,698          6,859             5,017         3,713         2,115
Balance sheet data:
    Inventories                          $ 71,020       $ 43,252          $ 29,822      $ 24,278      $ 20,538
    Working capital                        66,470         25,542            20,085        21,599        15,220
    Total assets                          143,726         82,141            59,552        56,376        41,393
    Capitalized lease obligations,
       less current portion                 3,855          2,860             1,407         2,620         2,231
    Total shareholders' equity             98,697         48,291            39,219        38,547        28,372

(a) Net income for 1998 includes a net income tax benefit of $6,187 due to the $7,166 benefit recorded for our net operating loss carryforward, partially offset by income tax expense of $979.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the Company's consolidated financial statements and accompanying notes. All references to 1999, 1998 and 1997 mean the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998, respectively.

Overview

     We are a specialty retailer of high quality toys, games, books and multimedia products for children, operating 103 stores in 26 states as of January 29, 2000. As of April 17, 2000, we have opened one additional store. From 1997 to 1999, our net sales grew at a compound annual growth rate of 45.3%, while our net income increased from a loss of $(0.2) million to income of $6.9 million. These increases were principally due to the opening of new stores and comparable store sales growth. We achieved comparable store net sales growth of 9.1%, 9.9% and 4.0% in 1997, 1998 and 1999, respectively. We opened nine stores in 1997, 23 in 1998 and 28 in 1999, increasing our store base from 43 stores at the end of 1997 to 103 stores at the end of 1999. We plan to open approximately 25 new stores in each of 2000 and 2001.

     In the first quarter of 1999, two popular products, Beanie Babies and Crazy Bones, represented over 10% and 5% of our sales respectively. Consumer demand for these products has decreased significantly. This decrease in demand will lead to negative comparisons during the first quarter of 2000 causing these difficult sales comparisons greater than last year's first quarter loss. We expect these difficult comparisons to continue into the second quarter of 2000 as sales of these popular products accounted for over 10% of second quarter sales last year.

Recent Developments

     In the event the Merger with Noodle Kidoodle is consummated, we will acquire the 58 stores Noodle Kidoodle operated as of January 29, 2000 and the one additional store it opened as of April 17, 2000. In addition, we will commence operations in six states in which we previously did not have stores.

Results of Operations

     The following table sets forth our financial data expressed as a percentage of net sales, and operating data for the periods indicated:

                                                                           Fiscal Year
                                                          ---------------------------------------------
                                                             1999             1998             1997
                                                          -----------      -----------      -----------
               Net sales                                        100.0%           100.0%           100.0%
               Cost of goods sold 1                              68.8             70.1             72.5
                                                          -----------      -----------      -----------
                    Gross profit                                 31.2             29.9             27.5
               Selling, general and administrative
                    expenses                                     26.4             27.6             27.2
                                                          -----------      -----------      -----------
               Operating income                                   4.8              2.3              0.3
               Interest expense, net                             (0.2)            (0.6)            (0.4)
                                                          -----------      -----------      -----------
               Income/(loss) before income taxes                  4.6              1.7             (0.1)
               Income tax benefit/(expense)                      (1.7)             3.6                -
                                                          -----------      -----------      -----------
               Net income/(loss)                                  2.9%             5.3%            (0.1%)
                                                          ===========      ===========      ===========
               Comparable store net sales increase 2                4%              10%               9%
                                                          ===========      ===========      ===========
               Total number of stores at
                    end of period                                 103               75               52
                                                          ===========      ===========      ===========
               Stores opened during period                         28               23                9
                                                          ===========      ===========      ===========

           /1/ Cost of sales includes buying, distribution and occupancy costs /2/ A store becomes comparable in the 14th full month of store operations

Year Ended January 29, 2000 compared to January 30, 1999

     NET SALES. Net sales increased $72.7 million, or 43.2%, to $241.2 million in 1999 from $168.5 million in the comparable 1998 period. Sales for the 28 stores opened in 1999 contributed $41.8 million of the increase in net sales. Comparable store net sales increased 4.0% over the prior year and contributed $6.3 million to the increase in net sales. The growth in comparable net sales was due to an increase in the average customer purchase. Stores open prior to January 30, 1999 but not qualifying as a comparable store contributed $22.1 to the net sales increase. Sales of Pokemon products, which are represented in several different departments including games, books, stationery, and plush, represented approximately 7% of sales for the year. Sales of Beanie Babies declined from approximately 8% of sales in the 1998, to 4% of sales for the comparable 1999 period.

     GROSS PROFIT. Gross profit increased by $24.9 million, or 49.5%, to $75.2 million in 1999, from $50.3 million. As a percentage of net sales, gross profit increased to 31.2% in 1999, from 29.9% in 1998. The increase in gross profit percentage was primarily attributable to improved product margins and leveraging of occupancy costs over a higher revenue base. Product margins increased by 1.1% of net sales in 1999 primarily due to an increase in sales of products with a higher gross margin and reduced inventory shrink, partially offset by increased freight expenses. The decrease in store occupancy expense of 0.2% of net sales is primarily due to the 4.0% increase in comparable store sales and the timing of new store openings.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $17.2 million, or 37.1%, to $63.6 million in 1999, from $46.4 million in 1998. The dollar increase in these expenses was due principally to an increase of $13.8 million in store payroll, selling and depreciation expenses incurred in 1999 associated with the opening of 28 additional stores following the end of 1998, and increase of $3.4 million in marketing and promotion expenditures primarily related to the opening of stores in new markets. As a percentage of net sales, selling, general, and administrative expenses decreased by 1.2% to 26.4% of net sales in 1999 from 27.6% of net sales in 1998. This percentage decrease was primarily related to a decrease of 1.4% in corporate expenses partially offset by an increase in store expenses of 0.2%.

     INTEREST EXPENSE, NET. Net interest expense was approximately $516,000 for 1999, a decrease of $613,000 from 1998. The dollar decrease was due to an increase in investment income from the proceeds of the Initial Public Offering in June 1999, and less borrowings under our line of credit.

     INCOME TAXES. For 1999, we recorded an income tax expense of $4.2 million. For 1998, an income tax benefit of $6.2 million was recorded primarily related to the Federal tax benefit, recorded for our net operating loss carryforward. The effective tax rate for 1999 was 38.0%. See Note 7 of "Notes to Consolidated Financial Statements" for the reconciliation of the statutory federal income tax rate to the Company's effective tax rates in fiscal 1999 and 1998.

Year Ended January 30, 1999 Compared to Year Ended January 31, 1998

     NET SALES. Net sales increased by $45.2 million, or 36.6%, to $168.5 million in 1998 from $123.3 million in 1997. Sales for the 23 stores opened in 1998 contributed $25.7 million of the increase in net sales. Comparable store net sales increased 9.9% over the prior year and contributed $11.7 million of the increase in net sales. The growth in comparable store sales was due primarily to an increase in the number of customer transactions. Stores open prior to February 1, 1998 but not qualifying as comparable stores contributed $7.8 million of the increase in net sales.

     GROSS PROFIT. Gross profit increased by $16.4 million to $50.3 million in 1998 from $33.9 million in 1997. As a percentage of net sales, gross profit increased to 29.9% in 1998 from 27.5% in 1997. The increase in the gross profit percentage was primarily attributable to improved product margins and leveraging store occupancy, buying and distribution costs over a higher revenue base. Product margins increased by 1.0% of net sales in 1998 primarily due to an increase in sales of products with a higher gross margin. The decrease in store occupancy expense of 0.9% of net sales is primarily due to the 9.9% increase in comparable store sales and the timing of new store openings. The decrease in the buying and distribution costs of 0.6% of net sales was due to the application of fixed costs over a higher revenue base.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $12.8 million to $46.4 million in 1998 from $33.6 million in 1997. The dollar increase in these expenses was principally from an increase of $4.3 million in store payroll and $1.2 million in store preopening costs primarily due to the increase in number of stores in 1998, an increase of $2.7 million in corporate expenses associated with the expansion of our store base and corporate infrastructure to support our continued growth and an increase of $1.9 million in marketing and promotion expenditures primarily related to the opening of stores in new market areas. As a percentage of net sales, selling, general and administrative expenses increased by 0.4% to 27.6% of net sales in 1998 from 27.2% of net sales in 1997. This percentage increase was primarily related to an increase of 0.7% of net sales in marketing and promotion and an increase of 0.5% of net sales in store preopening expenses associated with opening 23 stores in 1998 versus nine stores in 1997. These were partially offset by a decrease of 0.5% of net sales in store payroll and other selling expenses due to an increase in comparable store sales during 1998.

     INTEREST EXPENSE, NET. Net interest expense, principally attributable to borrowings under our credit facility, increased by $665,000 to $1.1 million in 1998 from $465,000 in 1997, due to an increase in the average outstanding loan balance to $6.4 million in 1998 from $1.5 million in 1997. The increase in average borrowings in 1998 reflected the opening of 23 new stores and additional working capital requirements to support those stores.

     INCOME TAX BENEFIT. In 1998, we recorded a net income tax benefit of $6.2 million due to the $7.2 million benefit recorded for our net operating loss carryforward, partially offset by the 1998 income tax expense of $979,000. In previous years, no benefit was recorded with respect to the net operating loss carryforward because we established a valuation allowance. We reversed the valuation allowance as a result of management's assessment that it is more likely than not that our net deferred tax assets will be realized through future taxable earnings. Management's assessment was based on the trend toward income in 1996 and 1997, the utilization of $5.8 million of the net operating loss carryforward in 1997 and 1998 together with 1999 financial projections.

Liquidity and Capital Resources

     Our main sources of liquidity have been cash flows from operations, borrowing under our credit facilities, and proceeds from our initial public offering (the "Offering"). We require cash principally to finance capital investment in new stores, new store inventories and seasonal working capital. We opened 28 stores in fiscal 1999.

     Cash flows provided by operating activities were $118,000 for fiscal 1999, a decrease of $5.3 million over the same period for the previous year. The decrease was primarily a result of an increase in inventories net of payables, offset by an increase in net income after the noncash effect of deferred income taxes.

     Cash flows used in investing activities were $18.6 million for fiscal 1999, an increase of $11.3 million over the same period for the previous year. The increase was due to increased capital spending for the new stores, new enterprise software, a new distribution center, and our investment of $5.0 million in the Internet joint venture.

     Cash flows provided by financing activities during fiscal 1999 increased $41.3 million from the previous year reflecting the net proceeds of $42.3 million from the sale of common stock associated with the Offering, and proceeds for the exercise of stock options, partially offset by capital lease obligations.

     On June 14, 1999, we entered into a new three-year credit facility with our bank in the amount of $30,000,000 with an interest rate of the Base Rate or Libor plus 1.75%. The Base Rate is defined as the higher of (1) the Federal funds rate plus .5% per annum or (2) the prime rate. As of January 29, 2000 we had no outstanding borrowings under the credit facility. However, as of April 26, 2000, we had $4,500,000 of outstanding borrowings under the credit facility at the prime rate. We terminated, without penalty, a credit facility with a different bank upon completion of the Offering. Additionally, on August 25, 1999, we entered into a lease agreement with a bank to provide a $5.0 million lease line of credit at an average rate of 10.3%. As of January 29, 2000, $1.2 million under this lease line was remaining.

     We believe that our operating cash flow together with the unused portion of our credit facility and other financing arrangements will be sufficient to finance current operating requirements including capital expenditures and new store openings for at least the next twelve months. However, as a result of the additional $6.8 million investment in ZanyBrainy.com, our Internet joint venture, we may seek to increase our credit facility.

Seasonality of Business

     Seasonal shopping patterns affect our business. A significant portion of our sales occur in the fourth quarter, coinciding with the Christmas holiday shopping season. Therefore, results of operations for the entire year depend heavily on fourth quarter results and the success of the Christmas selling season. Based upon previous experience, we do not expect to earn a profit in the first three-quarters of a fiscal year in the foreseeable future.

Two New Sales Channels

     During the third quarter of 1999, we implemented an Internet shopping site (www.zanybrainy.com) through a joint venture with Online Retail Partners, Inc.
 ------------------
We each initially contributed $5.0 million to this joint venture. Online Retail Partners contributed an additional $10.0 million to the joint venture in November 1999. In March 2000, Online Retail Partners and Zany Brainy agreed to contribute another $12.0 million in the joint venture over a three month period on a pro rata basis. Zany Brainy's share of this investment is approximately $6.8 million. As of April 2, 2000 we owned approximately 51% of the joint venture.

     We also expect that ZanyBrainy.com will continue to require cash investment or financing prior to its profitability. We also expect that ZanyBrainy.com will continue to incur losses for the foreseeable future.

     As of April 26, 2000, our total investment in ZanyBrainy.com was $11.8 million. While Online Retail Partners has agreed to take all losses of ZanyBrainy.com up to the extent of their capital account, any losses beyond that point will require us to recognize losses up to the amount of our investment. We would also have to recognize losses if our investment were to become materially impaired, up to the amount of our investment. In the event ZanyBrainy.com is unable to raise additional capital, we expect to commence incurring losses during the first half of 2000.

     During the third quarter of 1999, we also introduced toll-free telephone ordering through our Holiday catalog. This past holiday season, in a six-week period ending on December 25, 1999, we generated over $2.5 million in sales through our 877-WOW-KIDS number. We intend to integrate toll-free telephone ordering into our year-round promotional efforts.

Cautionary Statement Pursuant To Safe Harbor Provisions Of The Private Securities Litigation Act Of 1995

     This report and the documents incorporated by reference herein contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report and the documents incorporated herein by reference, the words "anticipate," "believe," "estimate," and similar expressions are generally intended to identify forward-looking statements. Forward-looking statements include, among others, the statements about the following: the timing of the Merger and its impact on revenue growth and earnings; the accounting treatment for the Merger; our schedule for new store openings; the sufficiency of our operating cash flow over the next 12 months; our expectations with respect to our inability to earn a profit in the first three quarters of a fiscal year; the impact that future investments in the Internet joint venture would have on our equity ownership of the Internet business and our financial statements; our expectations with respect to sales of popular products and negative comparable store sales for the first and second quarter of this year; the potential negative effects selling our products on the Internet could have on our existing store sales and our customer base; our expectations with respect to implementing a profitable Internet shopping site and the ability to raise additional capital for the site; the impact of any losses associated with the Internet business; and our expectations with respect to the opening of new stores.

     There are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements including, but not limited to, the following: a decline in the level of demand for our products, including popular products; actions by our competitors; a decline in general economic and business conditions and in the specialty retail or toy industry in particular; our inability to manage our growth, open new stores on a timely basis and expand in new and existing markets; our ability to successfully market and expand the Internet shopping site and successfully work with Online Retail Partners; the availability of product and our ability to replenish product on a timely basis; our ability to successfully manage our inventory; unanticipated cash requirements to support current operations or expansion of our business; the availability and cost of additional capital to fund our operations or that of ZanyBrainy.com; and our ability to attract, train and retain highly qualified associates. These and other risks and uncertainties affecting Zany Brainy are discussed in greater detail in this report and in other filings by Zany Brainy with the Securities and Exchange Commission.


ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.


ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company and its subsidiaries and supplementary data required by this item are attached to this annual report on Form 10-K beginning on page F-1.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 called for by Item 10 of Form 10-K will be set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K, and is incorporated herein by reference. The required information as to executive officers is set forth in Part I hereof and incorporated herein by reference.


ITEM 11: EXECUTIVE COMPENSATION


ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by Items 11 and 12 of Form 10-K will be set forth under the captions "Executive Compensation" and "Security Ownership of Certain Beneficial Owners and Management," respectively, in the Company's definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K, and is incorporated herein by reference.


ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by Item 13 of Form 10-K is incorporated herein by reference to the Company's definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

                                    PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  1.  Financial Statements:          Financial Statements listed in the
              --------------------           accompanying Index to Financial
                                             Statements and Financial Statement
                                             Schedules appearing on page F-1 are
                                             filed as part of this annual report
                                             on Form 10-K.

          2.  Financial Statement Schedules: Financial Statement Schedules
              ------------------------------
                                             listed in the accompanying Index to
                                             Financial Statements and Financial
                                             Statement Schedules appearing on
                                             page F-1 are filed as part of this
                                             annual report on Form 10-K.

          3.  Exhibits: (see (c) below).
              ---------

     (b)  Reports on Form 8-K:
          -------------------

          The Company did not file a report on Form 8-K during the year ended January 29, 2000.

     (c)  Exhibits:
          --------

          The following is a list of exhibits filed as part of this annual report on Form 10-K. Where so indicated, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

          2 Agreement and Plan of Merger dated as of April 21, 2000 among Zany Brainy, Inc., Noodle Kidoodle, Inc. and Night Owl Acquisition, Inc.
          3.1 Amended and Restated Articles of Incorporation of Zany Brainy, Inc.(1)
          3.2   Amended and Restated Bylaws of Zany Brainy, Inc.(1)
          10.1  1993 Stock Incentive Plan(1)(3)
          10.2  1998 Equity Compensation Plan(1)(3)
          10.3 Form of Stock Purchase Agreement providing registration rights to certain shareholders (1)
          10.4  Employment Agreement with Keith C. Spurgeon(1)(3)
          10.5  Employment Agreement with Thomas G. Vellios(1)(3)
          10.6  Employment Agreement with Robert A. Helpert(1)(3)
          10.7 Credit Agreement dated June 14, 1999 among First Union National Bank, Zany Brainy, Inc. and the subsidiaries of Zany Brainy, Inc. set forth therein, as amended by Amendment No. 1 to Credit Agreement dated March 7, 2000
          10.8 Amended and Restated Limited Liability Company Agreement of ZB Holdings LLC dated as of March 20, 2000
          10.9 Contribution and Interest Purchase Agreement by and among Zany Brainy, Inc., Online Retail Partners LLC and ZB Holdings LLC dated as of October 18, 1999 (3)
          10.10 Second Contribution and Interest Purchase Agreement by and among Zany Brainy, Inc., Online Retail Partners Inc, and ZB Holdings, LLC dated as of March 20, 2000
          21.1  Subsidiaries
          23.1  Consent of Arthur Andersen LLP
          24.1  Power of Attorney (Included on Signature Page)
          27.1  Financial Data Schedule

(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (Commission File No. 333-74719) and incorporated herein by reference.
(2) Management contract or compensatory plan or arrangement required to be filed or incorporated as an exhibit.
(3) Previously filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended October 30, 1999 and incorporated herein by reference.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Zany Brainy, Inc.

Date: April 26, 2000                          By: /s/  Keith C. Spurgeon
      --------------                              ----------------------
                                                       Keith C. Spurgeon
                                                       Chairman & Chief
                                                       Executive Officer,
                                                       Director

     Each person in so signing also makes, constitutes and appoints Keith C. Spurgeon, Chairman and Chief Executive Officer of Zany Brainy, Inc., and Robert
A. Helpert, Chief Financial Officer, Secretary and Treasurer of Zany Brainy, Inc., and each of them acting alone, as his true and lawful attorneys-in-fact, in his name, place and stead, to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to this report.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 26, 2000                        By: /s/  Keith C. Spurgeon
                                                ----------------------
                                                     Keith C. Spurgeon
                                                     Principal Executive
                                                     Officer and Chairman of
                                                     the Board of Directors

Date: April 26, 2000                        By: /s/  Robert A. Helpert
                                                ----------------------
                                                     Robert A. Helpert
                                                     Principal Financial Officer

Date: April 26, 2000                        By: /s/  C. Donald Dorsey
                                                ---------------------
                                                     C. Donald Dorsey
                                                     Director

Date: April 26, 2000                        By: /s/  Robert A. Fox
                                                ------------------
                                                     Robert A. Fox
                                                     Director

Date: April 26, 2000                        By: /s/  Gerald R. Gallagher
                                                ------------------------
                                                     Gerald R. Gallagher
                                                     Director

Date: April 26, 2000                        By: /s/  Henry Nasella
                                                ------------------
                                                     Henry Nasella
                                                     Director

Date: April 26, 2000                        By: /s/  Yves B. Sisteron
                                                ---------------------
                                                     Yves B. Sisteron
                                                     Director

Date: April 26, 2000                        By: /s/  David V. Wachs
                                                -------------------
                                                     David V. Wachs
                                                     Director

                               ZANY BRAINY, INC.
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants                         Page F-2

Consolidated Balance Sheets                                      Page F-3

Consolidated Statements of Operations                            Page F-4

Consolidated Statements of Shareholders' Equity                  Page F-5

Consolidated Statements of Cash Flows                            Page F-6

Notes to Consolidated Financial Statements                       Page F-7

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Zany Brainy, Inc.:

     We have audited the accompanying consolidated balance sheets of Zany Brainy, Inc. (a Pennsylvania corporation) and subsidiaries, as of January 29, 2000 and January 30, 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended January 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zany Brainy, Inc. and subsidiaries as of January 29, 2000 and January 30, 1999, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 2000 in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

Philadelphia, Pa.
 March 6, 2000

                      ZANY BRAINY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   (dollars in thousands except share data)

                                                                    January 29,           January 30,
                                                                       2000                  1999
                                                                  ---------------       ---------------
                                   ASSETS
                                   ------

CURRENT ASSETS:
   Cash and cash equivalents                                       $       24,550        $        1,695
   Receivables, net                                                         4,118                 3,390
   Inventories, net                                                        71,020                43,252
   Deferred tax asset                                                       1,496                 4,313
   Prepaid expenses                                                         1,458                   940
                                                                  ---------------       ---------------
              Total current assets                                        102,642                53,590

PROPERTY AND EQUIPMENT, net                                                34,602                25,905
DEFERRED TAX ASSET                                                          1,259                 2,024
OTHER ASSETS, net                                                             223                   622
INVESTMENT IN JOINT VENTURE                                                 5,000                     -
                                                                  ---------------       ---------------
                                                                   $      143,726        $       82,141
                                                                  ===============       ===============

                       LIABILITIES AND SHAREHOLDERS' EQUITY
                       ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                                $       19,898        $       16,161
   Accrued liabilities                                                     13,696                10,205
   Current portion of capitalized lease obligations                         2,578                 1,682
                                                                  ---------------       ---------------
              Total current liabilities                                    36,172                28,048
                                                                  ---------------       ---------------

DEFERRED RENT                                                               5,002                 2,942
                                                                  ---------------       ---------------
CAPITALIZED LEASE OBLIGATIONS, net of current portion                       3,855                 2,860
                                                                  ---------------       ---------------

COMMITMENTS AND CONTINGENCIES (NOTE 11)

SHAREHOLDERS' EQUITY:

Convertible Preferred stock, $.01 par value, 5,000,000
    shares authorized at January 29, 2000; 0 and 2,402,955
    shares issued and outstanding at January 29, 2000
    and January 30, 1999 respectively                                           -                    24
Common stock, $.01 par value, 100,000,000
    shares authorized at January 29, 2000; 21,674,362
    and 5,383,571 shares issued and outstanding at
    January 29, 2000 and January 30, 1999 respectively                        216                    54
Additional paid-in capital                                                104,190                60,826
Accumulated deficit                                                        (5,709)              (12,613)
                                                                  ---------------       ---------------
              Total shareholders' equity                                   98,697                48,291
                                                                  ---------------       ---------------
                                                                   $      143,726        $       82,141
                                                                  ===============       ===============

        The accompanying notes are an integral part of these statements

                      ZANY BRAINY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                                               For the Fiscal Year Ended
                                                     ------------------------------------------------------------------------
                                                        January 29, 2000         January 30, 1999         January 31, 1998
                                                     ----------------------   ----------------------   ----------------------
NET SALES                                              $            241,194     $            168,471     $            123,345
COST OF GOODS SOLD, including
       occupancy costs                                              165,950                  118,153                   89,452
                                                     ----------------------   ----------------------   ----------------------

                 Gross profit                                        75,244                   50,318                   33,893
SELLING, GENERAL, AND
    ADMINISTRATIVE EXPENSES                                          63,592                   46,376                   33,581
                                                     ----------------------   ----------------------   ----------------------

                 Operating income                                    11,652                    3,942                      312
INTEREST INCOME                                                         520                       81                      253
INTEREST EXPENSE                                                     (1,037)                  (1,211)                    (718)
                                                     ----------------------   ----------------------   ----------------------

Income (loss) before income tax benefit (expense)                    11,135                    2,812                     (153)
INCOME TAX BENEFIT (EXPENSE)                                         (4,231)                   6,187                        -
                                                     ----------------------   ----------------------   ----------------------
NET INCOME (LOSS)                                      $              6,904     $              8,999     $               (153)
                                                     ======================   ======================   ======================

NET INCOME (LOSS) PER COMMON
    SHARE:
        Basic                                          $               0.44     $               1.67     $              (0.03)
        Diluted                                        $               0.33     $               0.51     $              (0.03)
WEIGHTED AVERAGE SHARES
    OUTSTANDING:
        Basic                                                        15,834                    5,373                    5,085
        Diluted                                                      21,211                   17,770                    5,085

        The accompanying notes are an integral part of these statements

                      ZANY BRAINY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                (in thousands)

                                                                 Convertible Preferred Stock
                                                            ---------------------------------------
                                                              Series   Series    Series     Series
                                                                A         B        BB         C       Common Stock
                                                            --------  --------  ---------  --------  --------------
BALANCE, FEBRUARY 1, 1997                                    $    8    $    1    $     7    $    8     $        51
   Issuance of warrants to a consultant                           -         -          -         -               -
   Exercise of common stock options                               -         -          -         -               -
   Exercise of warrants                                           -         -          -         -               3
   Net loss                                                       -         -          -         -               -
                                                            --------  --------  ---------  --------  --------------
BALANCE, JANUARY 31, 1998                                         8         1          7         8              54
   Exercise of common stock options                               -         -          -         -               -
   Net income                                                     -         -          -         -               -
                                                            --------  --------  ---------  --------  --------------
BALANCE, JANUARY 30, 1999                                         8         1          7         8              54
   Exercise of common stock options                               -         -          -         -               3
   Exercise of warrants                                           -         -          -         -               -
   Conversion of preferred stock                                 (8)       (1)        (7)       (8)            112
   Initial public offering of common stock, net                   -         -          -         -              47
   Deferred compensation in connection with issuance of
     common stock options and amortization of deferred
     compensation                                                 -         -          -         -               -
   Income tax benefit from exercise of stock options              -         -          -         -               -
   Net income                                                     -         -          -         -               -
                                                            --------  --------  ---------  --------  --------------
BALANCE, JANUARY 29, 2000                                    $    -    $    -    $     -    $    -     $       216
                                                            ========  ========  =========  ========  ==============

                                                            Additional Paid-
                                                               In Capital        Accumulated Deficit         Total
                                                           ------------------   ---------------------    -----------
BALANCE, FEBRUARY 1, 1997                                    $       59,931       $        (21,459)       $  38,547
   Issuance of warrants to a consultant                                  40                      -               40
   Exercise of common stock options                                      35                      -               35
   Exercise of warrants                                                 747                      -              750
   Net loss                                                               -                   (153)            (153)
                                                              ---------------   ---------------------    -----------
BALANCE, JANUARY 31, 1998                                            60,753                (21,612)          39,219
   Exercise of common stock options                                      73                      -               73
   Net income                                                             -                  8,999            8,999
                                                              ---------------   ---------------------    -----------
BALANCE, JANUARY 30, 1999                                            60,826                (12,613)          48,291
   Exercise of common stock options                                     795                      -              798
   Exercise of warrants                                                 130                      -              130
   Conversion of preferred stock                                        (88)                     -                -
   Initial public offering of common stock, net                      42,266                      -           42,313
   Deferred compensation in connection with issuance of
     common stock options and amortization of deferred
     compensation                                                        19                      -               19
   Income tax benefit from exercise of stock options                    242                      -              242
   Net income                                                             -                  6,904            6,904
                                                              ---------------   ---------------------    -----------
                                                                $   104,190       $         (5,709)       $  98,697
                                                              ===============   =====================    ===========

                      ZANY BRAINY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                       For the Fiscal Year Ended
                                                                       ----------------------------------------------------------
                                                                       January 29, 2000     January 30, 1999     January 31, 1998
                                                                       ----------------     ----------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                              $  6,904             $  8,999              $  (153)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities--------
  Depreciation and amortization                                                   8,698                6,859                5,017
  Provision for deferred rent                                                     2,060                1,086                  700
  Amortization of deferred compensation                                              19                    -                    -
  Issuance of warrants to consultants                                                 -                    -                   40
  Deferred income tax expense (benefit)                                           3,582               (6,337)                   -
  Tax benefit from exercise of options                                              242                    -                    -
  Changes in assets and liabilities--------
   (Increase) decrease in
    Receivables                                                                    (728)              (1,759)                (457)
    Inventories                                                                 (27,768)             (13,430)              (5,544)
    Prepaid expenses                                                               (518)                (268)                 840
    Other assets                                                                    399                 (270)                  33
   Increase in
    Accounts payable                                                              3,737                7,565                1,680
    Accrued liabilities                                                           3,491                2,930                1,388
                                                                       ----------------     ----------------     ----------------

     Net cash provided by operating activities                                      118                5,375                3,544
                                                                       ----------------     ----------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net                                        (13,612)              (7,309)              (6,420)
Investment in joint venture                                                      (5,000)                   -                    -
                                                                       ----------------     ----------------     ----------------

     Net cash used in investing activities                                      (18,612)              (7,309)              (6,420)
                                                                       ----------------     ----------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of Common stock                                           42,313                    -                    -
Payments on capitalized lease obligations                                        (1,892)              (1,379)              (1,309)
Debt issuance costs                                                                   -                  (95)                (258)
Proceeds from exercise of stock options                                             798                   73                   35
Proceeds from exercise of warrants                                                  130                    -                  750
                                                                       ----------------     ----------------     ----------------
     Net cash provided by (used in) investing activities                         41,349               (1,401)                (782)
                                                                       ----------------     ----------------     ----------------


NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                                22,855               (3,335)              (3,658)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    1,695                5,030                8,688
                                                                       ----------------     ----------------     ----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $ 24,550             $  1,695              $ 5,030
                                                                       ================     ================     ================


        The accompanying notes are an integral part of these statements

                       ZANY BRAINY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 29, 2000

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
    -------------------------------------------

Background
----------

Zany Brainy, Inc. is a retailer of high quality toys, games, books, and multimedia products for kids. Zany Brainy, Inc. was incorporated in Pennsylvania on August 19, 1991. As of January 29, 2000, Zany Brainy, Inc. operated 103 stores in 26 states, under the name "Zany Brainy," offering educational products for children.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of Zany Brainy, Inc. and its wholly owned subsidiaries, Children's Products, Inc., Children's Development, Inc., and Children's Distribution, LLC. (collectively, "the Company"). All significant intercompany transactions and accounts have been eliminated in consolidation.

Fiscal Year-End
---------------

The Company operates under a 52-53 week fiscal year ending the Saturday nearest January 31. The financial statements for the years ended January 29, 2000 (fiscal 1999), January 30, 1999 (fiscal 1998) and January 31, 1998 (fiscal 1997) each include 52 weeks.

Fair Value of Financial Instruments
-----------------------------------

The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and debt instruments. The carrying values of these assets and liabilities are considered to be representative of their respective fair values.

Business and Credit Risk Concentration
--------------------------------------

Financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable. The Company limits its credit risk associated with cash and cash equivalents by placing its investments in highly liquid funds. Receivables associated with third party credit cards are processed by financial institutions which are monitored for financial stability. The Company is dependent on key suppliers to provide sufficient quantities of inventory at competitive prices. No single supplier represented 10% or more of net purchases in fiscal 1999, fiscal 1998, or fiscal 1997.

Use of Estimates
----------------

The presentation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Included in cash and cash equivalents are $19,388,000 and $672,000 of overnight investments in repurchase agreements at January 29, 2000 and January 30, 1999, respectively.

Inventories
-----------

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method based on moving average and includes certain buying and distribution costs relating to the processing of merchandise. Buying and distribution costs charged to cost of goods sold were $9,253,000, $6,833,000 and $5,752,000 during fiscal 1999, fiscal 1998 and fiscal 1997, respectively. Buying and distribution costs remaining in inventories at January 29, 2000 and January 30, 1999 were $3,394,000 and $2,093,000, respectively. Store occupancy costs include store rental, utilities and maintenance expenditures and are included in cost of goods sold.

Property and Equipment
----------------------

Property and equipment are stated at cost. Additions and improvements are capitalized, while repairs and maintenance are charged to expense as incurred. The straight-line method of depreciation is used for financial reporting purposes. The estimated useful lives are three to ten years for furniture and fixtures, computers and equipment and the shorter of ten years, or the lease term, for leasehold improvements. Certain personnel costs and out-of-pocket costs directly associated with the construction or remodeling of stores are capitalized and amortized over the lease term.

Long-Lived Assets
-----------------

The Company follows Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Accordingly, in the event that facts and circumstances indicate that property, equipment and intangible or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flow associated with the asset is compared to the asset's carrying value to determine if a write-down to recoverable value is necessary. Management believes that there has been no impairment of the Company's long-lived assets.

Store Pre-opening Costs
-----------------------

Pre-opening costs incurred at new store locations are charged to expense as incurred.

Deferred Rent
-------------

Rent expense on leases is recorded on a straight-line basis over the lease period. The excess of rent expense over the actual cash paid is recorded as deferred rent.

Revenue Recognition
-------------------

Revenue is recognized at the point of sale.

Advertising Costs
-----------------

Advertising costs are charged to expense the first time the advertising takes
place.   Advertising expense, including grand opening, was $6,530,000,
$5,036,000 and $2,301,000, net of certain vendor reimbursements, in fiscal 1999, fiscal 1998 and fiscal 1997, respectively.

Supplemental Cash Flows Information
-----------------------------------

For fiscal 1999, fiscal 1998, and fiscal 1997, the Company paid $680,000, $1,028,000 and $718,000, respectively, for interest expense. For fiscal 1999 and 1998, the Company paid $229,000 and $57,000 for income taxes. Capital lease obligations of $3,783,000, $3,315,000 and $45,000 were incurred on equipment leases entered into in fiscal 1999, 1998 and 1997, respectively.

Reclassifications
-----------------

Certain reclassifications have been made to the prior year's financial statements to conform to the current year presentation.

2.  INITIAL PUBLIC OFFERING
    ------------------------

In June 1999, the Company sold 4,722,669 shares of Common stock at $10.00 per share ($9.30 after an underwriting discount of $.70 per share) in an initial public offering (the "Offering"). All shares of Preferred stock outstanding prior to the Offering were converted into 11,250,273 shares of Common stock. The Offering generated proceeds of $43.9 million ($42.3 million after deducting transaction expenses of $1.6 million). The Company used $18.4 million to pay down an outstanding line of credit balance plus accrued interest and $22.2 million for 18 new store openings, the relocation of the distribution center, new enterprise software and the internet joint venture. The remainder of the net proceeds was used for general corporate purposes.

3.  NET INCOME (LOSS) PER SHARE
    ---------------------------

Net income (loss) per share is calculated utilizing the principles of SFAS No. 128, "Earnings per Share" ("EPS"). Basic EPS excludes potentially dilutive securities and is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed, using the treasury stock method, assuming the conversion or exercise of all dilutive securities such as Preferred stock, options and warrants.

Under SFAS No. 128, the Company's granting of certain stock options, warrants and Preferred stock resulted in potential dilution of basic EPS. The following table summarizes the differences between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute diluted EPS.

                                                                      January 29,         January 30,        January 31,
                                                                         2000                 1999              1998
                                                                  -----------------    ----------------   ---------------
Basic weighted average number of shares outstanding                      15,834,260           5,373,365         5,085,153
Incremental shares from assumed exercise or conversion of:
     Stock Options                                                        1,380,224           1,118,803                 -
     Warrants                                                                 9,092              27,496                 -
     Preferred Stock                                                      3,987,047          11,250,273                 -
                                                                  -----------------    ----------------   ---------------
Diluted weighted average number of shares outstanding                    21,210,623          17,769,937         5,085,153
                                                                  =================    ================   ===============

The number of incremental shares from the assumed exercise of stock options and warrants is calculated applying the treasury stock method. Stock options, warrants and Preferred stock convertible into common shares were excluded from the fiscal 1997 calculation as they were anti-dilutive.

4.  PROPERTY AND EQUIPMENT (in thousands)
    -------------------------------------

                                                                      January 29, 2000            January 30, 1999
                                                                   --------------------        --------------------
Furniture and fixtures                                                       $   26,164                 $    18,739
Computers and equipment                                                          20,368                      12,596
Leasehold improvements                                                           15,395                      13,158
                                                                             ----------                 -----------
                                                                                 61,927                      44,493
Less- Accumulated depreciation and amortization                                 (27,325)                    (18,588)
                                                                             ----------                 -----------
                                                                             $   34,602                 $    25,905
                                                                             ==========                 ===========

Due to the relocation of the Company's distribution center, the Company recorded a charge of $450,000 in fiscal 1998. This charge was due to a change in the estimated useful life of certain property to be abandoned and the estimated loss associated with assignment of the existing lease. This charge is included in selling, general and administrative expenses in fiscal 1998.

5.  ACCRUED LIABILITIES (in thousands)
    -------------------

                                                                      January 29, 2000           January 30, 1999
                                                                   --------------------       --------------------
Payroll and related expenses                                                $     2,785                  $   3,163
Marketing Expense                                                                 2,883                          -
Other                                                                             8,028                      7,042
                                                                            -----------                  ---------
                                                                            $    13,696                  $  10,205
                                                                            ===========                  =========

6.    LINE OF CREDIT AND MASTER LEASE AGREEMENT
      -----------------------------------------

In June 1999, the Company's existing line of credit was paid down with proceeds from the Offering and the existing credit facility was terminated. The Company entered into a new three-year credit facility covering a maximum principal amount of $30,000,000, subject to a borrowing base. The borrowing base is defined as 50% of all eligible inventory. This unsecured line of credit bears interest at the prime rate, the annual Federal funds rate plus .5%, or, at the Company's option, at an annual rate of LIBOR plus 1.75%. The Company had no outstanding balance on the line of credit as of January 29, 2000. The credit facility requires the Company to comply with various covenants, as defined, and restricts the payment of dividends. At January 29, 2000 and January 30, 1999, there were $2,109,000 and $914,000, respectively, in outstanding letters of credit issued against the lines.

In July 1999, the Company entered into a master lease agreement with a bank which provides for $5,000,000 for leasing new and used equipment. The agreement requires that the leases be capital in nature and is subject to certain covenants, as defined. In fiscal 1999, the Company financed $3,783,000 of equipment under the agreement. The Company is required to make monthly payments including interest payments at an average rate of 10.3%. The equipment leased under the agreement is the collateral. This agreement expires June 30, 2000.

7.   INCOME TAXES
     ------------

The Company files a consolidated Federal income tax return. The Company has adopted SFAS No. 109, "Accounting for Income Taxes." The effect of this statement is to take principally a balance sheet approach to providing deferred income taxes. Deferred tax balances are regularly adjusted through the income statement to reflect the current year estimate of future tax payments.

Income tax expense (benefit) consists of the following components (in thousands):

                                                                        Fiscal Year Ended
                                             ----------------------------------------------------------------------
                                               January 29, 2000         January 30,  1999         January 31, 1998
                                             ------------------      ---------------------      -------------------
Current:
    Federal                                             $   262                  $     136                 $      -
    State                                                   458                         14                        -
                                                        -------                  ---------                 --------
                                                            720                        150                        -
                                                        -------                  ---------                 --------
Deferred:
    Federal                                               3,490                        829                       39
    State                                                    84                          -                        4
                                                        -------                  ---------                 --------
                                                          3,574                        829                       43
                                                        -------                  ---------                 --------

Increase (decrease) in valuation allowance                  (63)                    (7,166)                      43
                                                        -------                  ---------                 --------
     Income tax expense (benefit)                        $4,231                    $(6,187)                  $    -
                                                        =======                  =========                 ========

The deferred tax effect of temporary differences giving rise to the Company's deferred tax assets and liabilities consists of the following components (in thousands):

                                                                 January 29, 2000         January 30, 1999
                                                               ------------------      -------------------
Deferred tax assets:
    Deferred rent                                                          $1,751                   $  984
    Inventory reserves                                                        495                      613
    Other                                                                     310                      503
    Net operating loss carryforwards                                        1,352                    5,652
    AMT credit carryforwards                                                  402                      159
                                                                      -----------               ----------
          Gross deferred tax asset                                          4,310                    7,911
                                                                      -----------               ----------

Deferred tax liabilities:
    Depreciation                                                             (580)                    (694)
    Other                                                                    (358)                    (200)
                                                                      -----------               ----------
          Gross deferred tax liabilities                                     (938)                    (894)
                                                                      -----------               ----------

Net deferred tax asset, before valuation                                    3,372                    7,017
    Less-Valuation allowance                                                 (617)                    (680)
                                                                      -----------               ----------
          Net deferred tax asset                                           $2,755                   $6,337
                                                                      ===========               ==========

Valuation allowances, primarily attributable to the Federal net operating loss carryforward, were established in fiscal 1996 and 1997 in accordance with the provisions of FASB Statement No. 109, "Accounting for Income Taxes". The Company reversed $7,166,000 of the valuation allowance in fiscal 1998 based on management's assessment that it is more likely than not that the net deferred tax assets will be realized through future taxable earnings.

The reconciliation of the Federal statutory rate to the Company's effective income tax rate is as follows:

                                                                          Fiscal Year Ended
                                               --------------------------------------------------------------------
                                                 January 29, 2000         January 30, 1999         January 31, 1998
                                               ------------------      -------------------      -------------------
Tax provision (benefit) at Federal statutory                 35.0%                    34.0%                  (34.0)%
 rate
State taxes, net of Federal benefit                           2.7                      0.3                     (2.7)
Other                                                         0.9                      0.5                      8.1
Increase (decrease) in valuation allowance                   (0.6)                  (254.8)                    28.6
                                                     ------------             ------------              -----------
                                                             38.0%                  (220.0)%                      0%
                                                     ============             ============              ===========

The Company has Federal net operating loss carryforwards of approximately $2.0 million which expire in 2016.

8.  CONVERTIBLE PREFERRED STOCK
    ---------------------------

The components of Preferred stock as of January 30, 1999 were as follows:


  Preferred                                                      Shares
 Stock Series                              Price/Share         Outstanding

-------------                          -----------------    ---------------

A                                                $24.00            806,559
B                                                 24.00             98,078
BB                                                24.00            748,334
C                                                 22.50            749,984
                                                                ----------
                                                                 2,402,955
                                                                ==========

The series A, B, BB and C Preferred stock (collectively, the Preferred stock) is convertible into Common stock based on a defined conversion rate and must be converted upon the closing of a public Common stock offering, as defined. The Preferred stock has voting rights equal to the number of Common shares into which it is convertible, participates in dividends to the extent they are declared on the Common stock and has preference in liquidation equal to the sum of the price paid per share and all declared but unpaid dividends. Upon liquidation, the series C holders would receive $11.25 per share plus accrued but unpaid dividends before any other distributions, with the remainder paid in parity with the series A, B and BB preferred holders.

In June 1999, the Company converted all outstanding Preferred stock into 11,250,273 shares of Common stock. As of January 29, 2000, 5,000,000 shares of Preferred stock were authorized, none of which is outstanding.

9.  COMMON STOCK OPTIONS AND WARRANTS
    ---------------------------------

The Company's 1993 Stock Incentive Plan provides for the granting of Common stock, Common stock options and stock appreciation rights to key employees and members of the Board of Directors. The Company's 1998 Equity Compensation Plan provides for the granting of Common stock options, restricted stock, stock appreciation rights and performance units to employees, Board members and consultants. Required disclosure information regarding the 1993 Stock Incentive Plan and the 1998 Equity Compensation Plan (collectively, the "Plans") have been combined due to similarities in the Plans.

The Company reserved 5,500,000, 3,700,000 and 2,500,000 shares of its Common stock for awards under the Plans as of January 29, 2000, January 30, 1999 and January 31, 1998, respectively. The Company accounts for the Plans under Accounting Principles Board Opinion No. 25. Had compensation cost for the options issued under the Plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation,"

The Company's net income (loss), basic EPS and diluted EPS would have been equal to the pro forma amounts indicated below (in thousands except per share data):

                                                                   Fiscal Year Ended
                                           ----------------------------------------------------------------
                                             January 29, 2000      January 30, 1999      January 31, 1998

                                           ----------------------------------------------------------------

Net income (loss)         As reported                  $6,904              $8,999                $ (153)
                          Pro forma                     5,985               8,102                  (626)

Basic EPS                 As reported                  $ 0.44              $ 1.67                $(0.03)
                          Pro forma                      0.38                1.51                 (0.12)

Diluted EPS               As reported                  $ 0.33              $ 0.51                $(0.03)
                          Pro forma                      0.28                0.46                 (0.12)

The weighted average fair value of options granted in fiscal 1999, 1998 and 1997 was $11.32, $2.60 and $0.78, respectively. The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

                                                                     Fiscal Year Ended
                                              ------------------------------------------------------------
                                                 January 29, 2000    January 30, 1999     January 31, 1998
                                              ------------------------------------------------------------
Expected dividend rate                                       -                    -                   -
Expected volatility                                       45.0%                45.0%                  -
Weighted average risk-free interest rate                   5.3%                 5.3%                6.4%
Expected lives (years)                                       4                    4                   4

In fiscal 1999 and 1998, the Company granted 846,750 and 472,497 options, respectively, under the Plans to employees and directors to purchase Common stock at prices ranging from $3.33 to $11.75 per share. Options to purchase 400,000 shares of Common stock vest 100% after three years and remaining options primarily vest over a four-year period from the date of grant. During 1999, options to purchase 8,200 shares of common stock were granted with exercise prices below the fair market value of the Company's common stock on the date of grant. These options were valued at $43,000 and are being amortized as deferred compensation expense over the vesting period. All other options were issued with exercise prices equal to or greater than the fair market value on the grant date. The options are exercisable over a maximum of 10 years.

Information with respect to all options outstanding, including options to purchase 130,000 shares of Common stock issued outside the Plans prior to fiscal 1996, is as follows:

                                                                 Option Price Per       Weighted Average
                                                 Shares                Share             Price Per Share
                                           -----------------    -------------------   ---------------------
Options outstanding, February 1, 1997             1,583,200            $ 0.67-4.00                  $ 3.79
    Granted                                       1,169,507              3.33-4.00                    3.56
    Exercised                                       (10,392)             3.33-4.00                    3.46
    Canceled                                       (186,583)             3.33-4.00                    3.40
    Change in exercise price
         Original price                          (1,222,685)                  4.00                    4.00
         New price                                1,222,685                   3.33                    3.33
                                                -----------            -----------              ----------
Options outstanding, January 31, 1998             2,555,732              0.67-4.00                    3.39
    Granted                                         472,497              4.00-9.00                    6.26
    Exercised                                       (22,048)                  3.33                    3.33
    Canceled                                       (153,319)             3.33-9.00                    3.83
                                                -----------            -----------              ----------
Options outstanding, January 30, 1999             2,852,862              0.67-9.00                    3.84
    Granted                                         846,750             3.33-11.75                   11.32

    Exercised                                      (262,869)             0.67-5.25                    3.04
    Canceled                                       (237,952)            3.33-11.75                    6.38
                                                -----------           ------------               ---------
Options outstanding January 29, 2000              3,198,791           $ 2.67-11.75               $    5.70
                                                ===========           ============               =========

Of the 130,000 shares of Common stock issued outside the Plans, 40,000 were exercised in fiscal 1999.

At January 29, 2000, the weighted average contractual life of all options outstanding was 7.4 years, there were 1,360,286 options vested at a weighted average exercise price of $3.60 and there were 2,131,022 shares reserved under the Plans which were not covered by stock options granted.

In fiscal 1996 and fiscal 1997, the Company granted warrants to purchase 15,000 shares and 32,550 shares of Common stock, respectively, to certain consultants. The warrants have an exercise price of $4.00 per share and are exercisable on various dates through January 2003. In June 1999, the warrants to purchase 32,550 shares of Common stock at $4.00 per share were exercised. In addition, the agent who placed the series A preferred purchased for $561 warrants to purchase 56,073 shares of Common stock at $6.00 per share. These warrants were exercised in conjunction with the Offering.

10.  RELATED PARTY TRANSACTIONS
     ---------------------------

In October 1999, the Company formed ZB Holdings LLC, a joint venture with Online Retail Partners, LLC. ZB Holdings LLC was formed for the purpose of developing and operating www.zanybrainy.com, an Internet shopping website, offering its customers comprehensive content, leading product assortment in its category and related value-added online services. ZB Holdings LLC formed ZanyBrainy.com LLC ("ZanyBrainy.com"), a wholly owned subsidiary, for the purpose of developing and operating such a site. The Company contributed $5.0 million for the purchase of 100% of the outstanding Preferred interests of ZB Holdings LLC and Online Retail Partners LLC contributed a total of $15.0 million for the purchase of 100% of the Common interests of ZB Holdings LLC. Both partners hold 50% of the voting stock of the joint venture and the Company had an ownership interest in the joint venture of approximately 57%. There could be future dilution of the Company's interests if further investments, or stock grants, in the joint venture are made.

The investment is accounted for under the equity method of accounting with profits and losses allocated in accordance with the joint venture agreement. As of January 29, 2000, no losses were allocated to the Company's preferred interests in ZB Holdings LLC under the terms of the joint venture agreement.
The Company has entered into certain agreements with ZanyBrainy.com pursuant to which it will provide services to, and act as an agent for, ZanyBrainy.com. Under the terms of the agreements, these services are to be provided at cost to ZanyBrainy.com. During fiscal 1999, the Company procured and transferred, at cost, $8,186,000 of merchandise, including freight and other procurement costs, to ZanyBrainy.com. In addition, the Company transferred costs of $2,923,000 for the cost of production and marketing materials, and $250,000 for the cost of other services rendered. At January 29, 2000, a receivable of $1,378,000 from ZanyBrainy.com was included in receivables, net on the accompanying balance sheet.

11.   COMMITMENTS AND CONTINGENCIES
      -----------------------------

Leases
-------

The Company leases retail, distribution and office space and equipment under various operating leases. Most store leases typically have an average initial term of ten years, with two five-year renewal options. Certain leases provide for additional rent contingent upon store sales levels. Base rent expense for fiscal 1999, 1998 and 1997 was approximately $20,332,000, $13,927,000, and
$11,468,000, respectively.

The Company has entered into several leases for store and distribution center equipment and fixtures that have been accounted for as capital leases. The capitalized cost of $10,130,000 and $6,961,000 and related accumulated amortization of $4,044,000 and $2,336,000 has been included in property and equipment at

January 29, 2000 and January 30, 1999, respectively. The present value of the minimum lease payments is as follows (in thousands):

                                                                     As of
                                                                  January 29,
                                                                     2000
                                                               --------------

Total minimum lease payments                                   $        7,343
Less - Amount representing interest                                      (910)
                                                               --------------
Present value of minimum lease payments                        $        6,433
                                                               ==============

Future minimum lease payments under the Company's operating and capital leases, including leases for stores opening in fiscal 2000 which were entered into before the period indicated, are as follows (in thousands):

                                        As of January 29, 2000
                           -----------------------------------------------

Fiscal                             Operating                  Capital
------                             ---------                  -------

2000                               $ 24,759                  $3,093
2001                                 26,806                   2,314
2002                                 27,000                   1,533
2003                                 27,306                     403
2004                                 26,472                       -
2005 and thereafter                  79,661                       -
                                 ----------               ---------
                                   $212,004                  $7,343
                                 ==========               =========


Subsequent Event
----------------

Subsequent to year-end, the Company committed to contribute an additional $6,840,000 to ZB Holdings, LLC and Online Retail Partners committed to contribute an additional $5,160,000. These contributions will result in a total additional investment in ZB Holdings, LLC of $12,000,000. After these contributions, both partners will retain 50% of the voting stock of the joint venture and the Company will have an ownership interest in the joint venture of approximately 51%.

401(k) Plan
-----------

On October 1, 1996, the Company adopted a 401(k) plan for its employees (the
Plan). The Plan allows participants to contribute up to 15% of their compensation and permits a discretionary employer match, subject to certain defined limitations. Employer contributions vest 20% per year. No employer contributions were made during fiscal 1999 or 1998. The cost to administer the Plan was $16,000 and $10,000 for fiscal 1999 and 1998, respectively.

General
-------

From time to time, the Company is named as a defendant in legal actions arising from its normal business activities. Although the amount of any liability that could arise with respect to currently pending actions cannot be estimated, in the opinion of the Company, any such liability will not have a material adverse effect on its financial position or operating results.

                                 EXHIBIT INDEX

Exhibit
Number                                    Description
------                                    -----------

2 Agreement and Plan of Merger dated as of April 21, 2000 among Zany Brainy, Inc., Noodle Kidoodle, Inc. and Night Owl Acquisition, Inc.*
3.1            Amended and Restated Articles of Incorporation of Zany Brainy,
               Inc.(1)
3.2            Amended and Restated Bylaws of Zany Brainy, Inc.(1)
10.1           1993 Stock Incentive Plan(1)(3)
10.2           1998 Equity Compensation Plan(1)(3)
10.3 Form of Stock Purchase Agreement providing registration rights to certain shareholders (1)
10.4           Employment Agreement with Keith C. Spurgeon(1)(3)
10.5           Employment Agreement with Thomas G. Vellios(1)(3)
10.6           Employment Agreement with Robert A. Helpert(1)(3)
10.7 Credit Agreement dated June 14, 1999 among First Union National Bank, Zany Brainy, Inc. and the subsidiaries of Zany Brainy, Inc. set forth therein, as amended by Amendment No. 1 to Credit Agreement dated March 7, 2000
10.8 Amended and Restated Limited Liability Company Agreement of ZB Holdings LLC dated as of March 20, 2000
10.9 Contribution and Interest Purchase Agreement by and among Zany Brainy, Inc., Online Retail Partners LLC and ZB Holdings LLC dated as of October 18, 1999(3)
10.10 Second Contribution and Interest Purchase Agreement by and among Zany Brainy, Inc., Online Retail Partners Inc., and ZB Holdings LLC dated as of March 20, 2000
21.1           Subsidiaries
23.1           Consent of Arthur Andersen LLP
24.1           Power of Attorney (Included on Signature Page)
27.1           Financial Data Schedule


(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (Commission File No. 333-74719) and incorporated herein by reference.
(2) Management contract or compensatory plan or arrangement required to be filed or incorporated as an exhibit.
(3) Previously filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended October 30, 1999 and incorporated herein by reference.

* The schedules to this document (which are listed on the table of contents included in this document) have been omitted. The Company agrees to furnish supplementally a copy of any of the omitted schedules to the Securities and Exchange Commission upon request.