Form 10-K405/A
period 2000-01-29
ZANY BRAINY INC
filed 2000-04-28
CIK 1082193

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 29, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from           to


                         Commission file number 0-26185

                               ZANY BRAINY, INC.
             (Exact Name of Registrant as Specified in its Charter)

 Pennsylvania                                 23-2663337
(State or Other Jurisdiction of               (I.R.S. Employer
Incorporation or Organization)                Identification No.)

2520 Renaissance Boulevard
King of Prussia, Pennsylvania                              19406
  (Address of Principal Executive Offices)               (Zip Code)

Registrant's telephone number, including area code:    610-278-7800

Securities registered pursuant to Section 12(b) of the Act:   None.

        Securities registered pursuant to Section 12(g) of the Act:

                              Title of Each Class
                   ----------------------------------------
                    Common Stock, par value $.01 per share

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]   No  [   ]

         Indicate by check mark if disclosure of delinquent filers, pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of April 17, 2000, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $62,708,480. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as reported on the Nasdaq National Market on such date.

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

Overview

     We are a specialty retailer of high quality toys, games, books and multimedia products for children, operating 103 stores in 26 states as of January 29, 2000. As of April 17, 2000, we have opened one additional store. From 1997 to 1999, our net sales grew at a compound annual growth rate of 45.3%, while our net income increased from a loss of $(0.2) million to income of $6.9 million. These increases were principally due to the opening of new stores and comparable store sales growth. We achieved comparable store net sales growth of 9.1%, 9.9% and 4.0% in 1997, 1998 and 1999, respectively. We opened nine stores in 1997, 23 in 1998 and 28 in 1999, increasing our store base from 43 stores at the end of 1996 to 103 stores at the end of 1999. We plan to open approximately 25 new stores in each of 2000 and 2001.

     In the first quarter of 1999, two popular products, Beanie Babies and Crazy Bones, represented over 10% and 5% of our sales respectively. Consumer demand for these products has decreased significantly. This decrease in demand will lead to negative comparisons during the first quarter of 2000 causing a net loss greater than last year's first quarter loss. We expect these difficult sales comparisons to continue into the second quarter of 2000 as sales of these popular products accounted for over 10% of second quarter sales last year.

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

     We expect that ZanyBrainy.com will continue to require cash investment or financing prior to its profitability. We also expect that ZanyBrainy.com will continue to incur losses for the foreseeable future.

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

Date: April 28, 2000                          By: /s/  Keith C. Spurgeon
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

Date: April 28, 2000                        By: /s/  Keith C. Spurgeon
                                                ----------------------
                                                     Keith C. Spurgeon
                                                     Principal Executive
                                                     Officer and Chairman of
                                                     the Board of Directors

Date: April 28, 2000                        By:           *
                                                ----------------------
                                                     Robert A. Helpert
                                                     Principal Financial Officer

Date: April 28, 2000                        By:           *
                                                ---------------------
                                                     C. Donald Dorsey
                                                     Director

Date: April 28, 2000                        By:           *
                                                ------------------
                                                     Robert A. Fox
                                                     Director

Date: April 28, 2000                        By:           *
                                                ------------------------
                                                     Gerald R. Gallagher
                                                     Director

Date: April 28, 2000                        By:           *
                                                ------------------
                                                     Henry Nasella
                                                     Director

Date: April 28, 2000                        By:           *
                                                ---------------------
                                                     Yves B. Sisteron
                                                     Director

Date: April 28, 2000                        By:           *
                                                -------------------
                                                     David V. Wachs
                                                     Director

                                            By /s/ Keith C. Spurgeon
                                               ---------------------
                                               Attorney-in-fact

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

The investment is accounted for under the equity method of accounting with profits and losses allocated in accordance with the joint venture agreement. As of January 29, 2000, no losses were allocated to the Company's preferred interests in ZB Holdings LLC under the terms of the joint venture agreement.
The Company has entered into certain agreements with ZanyBrainy.com pursuant to which it will provide services to, and act as an agent for, ZanyBrainy.com. Under the terms of the agreements, these services are to be provided at cost to ZanyBrainy.com. During fiscal 1999, the Company procured and transferred, at cost, $8,186,000 of merchandise, including freight and other procurement costs, to ZanyBrainy.com. In addition, the Company transferred costs of $2,673,000 for the cost of production and marketing materials, and $250,000 for the cost of other services rendered. At January 29, 2000, a receivable of $1,378,000 from ZanyBrainy.com was included in receivables, net on the accompanying balance sheet.

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