Form 10-K/A
period 2000-01-29
ZANY BRAINY INC
filed 2000-06-02
CIK 1082193

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended          January 29, 2000
                          ------------------------------------------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to __________


                        Commission file number 0-26185

                                ZANY BRAINY, INC.
--------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)



         Pennsylvania                                  23-2663337
-------------------------------                    -------------------
(State or Other Jurisdiction of                    (I.R.S. Employer
Incorporation or Organization)                     Identification No.)


    2520 Renaissance Boulevard
    King of Prussia, Pennsylvania                             19406
----------------------------------------                    ----------
(Address of Principal Executive Offices)                    (Zip Code)


Registrant's telephone number, including area code:         610-278-7800
                                                          ----------------


Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:


                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of class)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of May 19, 2000, 21,682,856 shares of Common Stock, $.01 par value, were outstanding, and the aggregate market value of the shares of Common Stock, $.01 par value, held by non-affiliates of the registrant as of May 19, 2000 was approximately $45,938,788. (Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and registrant is not bound by this determination for any other purpose).


                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

         This Form 10-K/A amends the Zany Brainy, Inc. (the "Company") Annual Report on Form 10-K, as amended, for the fiscal year ended January 29, 2000 (the "Form 10-K") filed with the Securities and Exchange Commission on April 28, 2000, to restate the information regarding the Company's executive officers included in Part I of the Form 10-K and to set forth the information required in
Part III of the Form 10-K. The information in Part III was to be incorporated by reference to the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A. However, the Company's definitive Proxy Statement will not be filed within the 120 day period after the end of the Company's fiscal year necessary to enable the Company to incorporate such information by reference.

PART I

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

PART III

Item 10. Directors and Executive Officers of the Company

Directors of the Company

         The Board of Directors is presently composed of seven members.

  Keith C. Spurgeon has served as the Company's Chairman of the Board and Chief Executive Officer since January 1998. He served as the Company's President and Chief Executive Officer from June 1996 to January 1998. Prior to joining us, Mr. Spurgeon was at Toys 'R' Us for over ten years where he served in various capacities, most recently as Vice President for Asia and Australia. Mr. Spurgeon is 45 years of age.

  C. Donald Dorsey has served as one of the Company's directors since June 1994. From March 1989 to August 1999, Mr. Dorsey was at PETsMART, Inc. where he served in various capacities, most recently as Executive Vice President. From 1989 to 1998, Mr. Dorsey also served as PETsMART's Chief Financial Officer. Mr. Dorsey is 58 years of age.

  Robert A. Fox has served as one of the Company's directors since January 1993. Mr. Fox has been the Chairman and Chief Executive Officer of R.A.F. Industries, Inc., a private investment company that acquires and manages a diversified group of operating companies and venture capital investments, since 1980. Mr. Fox is a Trustee of the University of Pennsylvania and the Wistar Institute. Mr. Fox also currently serves as a director of Safeguard Scientifics, Inc. Mr. Fox is 70 years of age.

  Henry Nasella has served as one of the Company's directors since October 1993. Since July 1999, Mr. Nasella has been the Chairman and Chief Executive Officer of Online Retail Partners, an e-commerce venture capital and technology operating business. From September 1994 to June 1999, Mr. Nasella was the Chairman, Chief Executive Officer and President of Star Markets Company, Inc., a Boston-based grocery retailer. From January 1994 to September 1994, he was a principal of Phillips-Smith Specialty Retail Group, a venture capital firm. Mr. Nasella formerly served as President and Chief Operating Officer of Staples Inc. He currently serves as a director of Au Bon Pain Co., Inc. Mr. Nasella is 53 years of age.

  Yves B. Sisteron has served as one of the Company's directors since June 1994. Mr. Sisteron has been a principal of Global Retail Partners, L.P., an investment fund, since January 1996 and a manager of U.S. investments for Carrefour S.A. since 1993. Mr. Sisteron currently serves as a director of InterWorld Corporation. Mr. Sisteron is 44 years of age.

  David V. Wachs has served as one of the Company's directors since October 1993. Mr. Wachs currently serves as a consultant to Charming Shoppes, Inc., a retail company he co-founded. Mr. Wachs is 74 years of age.

  Gerald R. Gallagher, has served as one of the Company's directors since June 1994. Since 1987, Mr. Gallagher has been a general partner of Oak Investment Partners, a venture capital firm. Before joining Oak Investment Partners, he was Chairman of Dayton Hudson Corporation. Currently, Mr. Gallagher serves as a director of P.F. Chang's China Bistro, Inc. Mr. Gallagher is 59 years of age.

         In addition, in connection with the Company's proposed merger transaction with Noodle Kidoodle, Inc., on May 23, 2000, the Company filed a registration statement on Form S-4 (the "Form S-4") with the Securities and Exchange Commission. As stated in the Form S-4, Mary A. Tocio, who is not currently a director of the Company, has been nominated for election to the Company's board of directors, and Mr. Gallagher, who is currently a director of the Company, has not been nominated for election to the Company's board of directors, at the Company's 2000 annual meeting of shareholders. Since 1998, Ms. Tocio has been Chief Operating Officer of Bright Horizons Family Solutions, Inc., a national provider of workplace services for employers and families. From November 1993 until July 1998, she served as Chief Operating Officer of Bright Horizons, Inc. which merged with Corporate Family Solutions, Inc. In July 1998 to form Bright Horizons. Ms. Tocio is 52 years of age.

Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's common stock, to file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of common stock. Officers, directors and greater than ten percent stockholders are required by the Commission regulations to furnish the Company with copies of all Section 16(a) reports filed.

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, during the fiscal year ended January 29, 2000 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Item 11. Executive Compensation

Compensation

   The following table sets forth certain information with respect to compensation earned during the fiscal years ended January 29, 2000 and January 30, 1999 by the Company's chief executive officer and its other executive officers. These executives are referred to in this joint proxy statement/prospectus as the Named Executive Officers.

                           Summary Compensation Table

                                                                                              Long-Term
                                                                                             Compensation
                                                      Annual Compensation                      Adwards
                                               --------------------------------------   ---------------------
       Name and                                                      Other Annual(1)         Securities
   Principal Position         Year  Ended       Salary        Bonus   Compensation      Underlying Option
   ------------------         -----------       ------        -----   ---------------   ---------------------
Keith C. Spurgeon.........  Jan. 29, 2000      $307,500      $115,800     $2,202                 100,000
 Chief Executive Officer    Jan. 30, 1999       300,000       135,000      2,335                     -0-
 and Chairman of the
 Board of Directors

Thomas G. Vellios.........  Jan. 29, 2000      $307,500      $102,900     $2,333                 125,000
 President                  Jan. 30, 1999       275,000       110,000      2,466                     -0-

Robert A. Helpert.........  Jan. 29, 2000      $282,500      $ 82,600     $6,478                  25,000
 Chief Financial Officer,   Jan. 30, 1999       262,500        91,875      6,666                     -0-
 Treasurer and Secretary

________________
(1) Represents premiums paid by the Company with respect to term life insurance for the benefit of the Named Executive Officer.

Option Grants

     The following table discloses options granted to the Named Executive Officers during the fiscal year ended January 29, 2000.

                       Option Grants in Last Fiscal Year

                                               Individual Grants
                        ---------------------------------------------------------------------
                                           Percent of Total                                         Potential Realizable
                                             Options/SARs                                             Value at Assumed
                          Number of           Granted to                                              Annual Rates of
                          Securities       Employees in the                                             Stock Price
                          Underlying         Fiscal Year            Exercise                          Appreciation for
                         Option/SARs        ended Jan. 29        or Base Price     Expiration           Option Term
Name                       Granted             2000(1)            Per Share(2)        Date           5%            10%
----                       -------            -------            ------------         -----          ----------------------
Keith C. Spurgeon...      100,000              11.8%               $11.75(3)        4/29/09       $1,913,951     $3,047,647

Thomas G. Vellios...      125,000              14.8%                11.75(3)        4/29/09        2,392,439      3,809,559

Robert A. Helpert...       25,000               3.0%                11.75(3)        4/29/09          478,488        761,912

___________________
(1) During fiscal year 1999, options to purchase 846,750 shares of the Company's common stock were granted to 210 employees.
(2) The exercise price of the options granted was equal to the fair market value of the underlying stock on the date of grant.
(3) Options become exercisable in four equal installments commencing on the first anniversary of the date of grant.

Fiscal Year-End Values

     The following table sets forth certain information regarding the number and value of stock options held at January 29, 2000 by the Named Executive Officers.

                    Aggregate Fiscal Year-End Option Values

                                Number of                     Value of
                              Unexercised                Unexercised In-the-
                                Options at                Money Options at
                              January 29, 2000           January 29, 2000(1)
                        ---------------------------  --------------------------

Name                    Exercisable  Unexercisable  Exercisable   Unexercisable
----                    -----------  -------------  -----------   -------------
Keith C. Spurgeon         375,000      425,000      $1,490,250      $1,284,850

Thomas G. Vellios         250,000      325,000         993,500         788,100

Robert A. Helpert         157,500      142,500         635,285         470,965
___________________
(1) Based on the closing price of the Company's common stock as reported on the Nasdaq National Market on January 28, 2000 ($7.438 per share), net of the option exercise price.

Certain Employment Agreements

     Messrs. Spurgeon, Vellios and Helpert were employed by the Company during the fiscal year ended January 29, 2000 under employment agreements with Zany. Under these employment agreements, Messrs. Spurgeon, Vellios and Helpert are entitled to receive a base salary, which may be increased from time to time, and such additional compensation as may be awarded to them. During the fiscal year ended January 29, 2000, the annual base salaries for Messrs. Spurgeon, Vellios and Helpert were $300,000, $300,000 and $275,000, respectively.

     Each of the employment agreements contains the following principal terms:

      . severance payment equal to six months of the employee's base salary if the employee is terminated for any reason other than for cause or a change of control;
      . severance payment equal to one year of the employee's base salary, if the employee is terminated or the employee's responsibilities are significantly reduced after a change in control;
      . the option to resign and still receive a severance payment equal to one year of the employee's base salary within one year after a change of control if, after the change in control, the successor organization does not offer to extend the employee's employment agreement for two years on substantially the same terms; and
      .  may be terminated at will by either party.

     For the fiscal year ending February 3, 2001, Messrs. Spurgeon, Vellios and Helpert annual salaries were increased to equal to $338,250, $338,250 and $296,625, respectively.

     In May 2000, Messrs. Spurgeon, Vellios and Helpert entered into new three-year employment agreements with the Company.

     Each of the new employment agreements contain the following principal terms:

     . severance benefits equal to one year of the employee's base salary, payment of any incentive bonus and continuation of health, life and disability insurance for one year, if the employee is terminated without cause or for good reason (each as defined in the employment agreements); and

     . a non-competition provision that, during the term of the employment agreement and for a period of one year after the employee ceases to perform services for Zany, prohibiting the employee from engaging in or holding a financial interest in any business that competes with the Company and has operations in North America.

Director Compensation Arrangements

  Historically, directors did not receive any cash compensation for service as directors, however, they were reimbursed for the expenses they incurred in attending meetings of the board or board committees. In order to attract highly qualified new directors to serve on the Company's board of directors and to retain existing members, in January 2000, the board of directors approved a compensation program that includes a one-time grant of options to purchase 25,000 shares of common stock to new non-employee directors. Such options will be granted on the date the individual becomes a member of the Company's board of directors and will be granted under the Company's 1998 Equity Compensation Plan. Each such option will have an exercise price equal to the last reported sale price on the date of the director's election, a ten-year term and vest in four equal installments beginning on the first anniversary of the director's election. In January 2000, the the Company's board of directors also approved a stock option grant to purchase 25,000 shares of common stock to Mr. Fox in the event he is elected at Zany's 2000 annual meeting of shareholders and continues to serve as a director. Such grant would be on the same terms as a grant to a new director. The Company's board of directors approved this grant to Mr. Fox because prior to the Company's 2000 annual meeting he was a member of the board pursuant to a contractual arrangement.

  In addition, commencing with the Company's 2000 annual meeting of shareholders, directors who are not employees of the Company will receive $500 for attendance at each meeting of the board of directors or committee of the board of directors (including meetings held by telephone conference) and the chairman of each committee of the board of directors will receive an annual retainer of $2,500, based upon the length of service of such committee chairman during the annual period commencing on the annual meeting date.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth certain information as of April 29, 2000 (or as of such other date as may be noted below) with respect to shares of common stock of the Company beneficially owned by each person believed by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, by each director of the Company, by each executive officer of the Company who was serving as such on January 29, 2000 and by all current directors and executive officers of the Company as a group. Except as indicated below, the Company understands that the shareholders listed in such table have sole voting and investment power with respect to the shares owned by them. The number of shares in the table below includes shares issuable upon the exercise of outstanding stock options to the extent that such options are exercisable by the shareholder, director or executive officer on or within 60 days after April 29, 2000. In the case of each director and executive officer, the information below has been provided by such person at the Company's request.

                                                                           Percent of
                                                      Number of Shares    Common Stock
      Name of Individual or Identity of Group         of Common Stock      Outstanding
---------------------------------------------------  ------------------   ---------------
Yves B. Sisteron(1)(2).............................       3,224,836              14.9%
Fourcar, B.V.(3)...................................       2,442,154              11.3
Vulcan Ventures, Inc.(4)...........................       2,141,757               9.9
Robert A. Fox(5)...................................       1,101,892               5.1
Gerald R. Gallagher(6).............................         694,031               3.2
Keith C. Spurgeon(2)...............................         650,000               2.9
Thomas G. Vellios(2)...............................         431,250               2.0
Robert A. Helpert(2)...............................         263,750               1.2
David V. Wachs(2)..................................         215,737               1.0
C. Donald Dorsey(2)(7).............................          53,512                 *
Henry Nasella(2)...................................          49,836                 *
All current directors and executive officers
  as a group (9 persons)(2)........................       6,684,884              28.8

__________________
*Less than 1%.

(1)  Outstanding shares include:
     (a)  2,023,085, 414,119, 130,774, 130,769, 154,390, 104,708, 51,784 and
          104,708 shares of common stock held by Fourcar, B.V., Lacomble Retailing, SA, Fidas Business S.A., SG Cowen, Fondation Consuelo, Fundacion Juan March, Fundation Appomatox and Daniel Bernard, respectively (collectively, the "Sisteron Affiliates"); and
     (b)  67,672, 4,399, 4,659, 20,165, 7,489 and 1,165 shares of common stock held by Global Retail Partners, L.P., GRP Partners, L.P., Global Retail Partners Funding, Inc., DLJ Diversified Partners, L.P., DLJ Diversified Partners-A, L.P. and DLJ ESC II, L.P., respectively (collectively, the "GRP Affiliates").
     Mr. Sisteron is a manager of U.S. investments of Carrefour S.A. and has certain voting rights with respect to the shares owned by each of the Sisteron Affiliates. Carrefour S.A. is a beneficial owner of the shares owned by Fourcar, B.V. and Lacomble Retailing, SA. Although Mr. Sisteron may be deemed to be a beneficial owner of the shares owned by the Sisteron Affiliates, he disclaims all such beneficial ownership, except to the extent of any pecuniary interest therein that he may have. Mr. Sisteron is also a principal of Global Retail Partners, L.P. Global Retail Partners, L.P. and the other GRP Affiliates are affiliated with DLJ. Although Mr. Sisteron may be deemed a beneficial owner of the shares owned by the GRP Affiliates, he disclaims all such beneficial ownership, except to the extent of any pecuniary interest therein that he may have.
(2) Includes with respect to Mr. Sisteron 4,000 shares, Mr. Fox 4,000 shares, Mr. Gallagher 84,000 shares held by Oak Investment Partners, Limited Partnership and Oak Affiliates Fund, Limited Partnership, Mr. Spurgeon 650,000 shares, Mr. Vellios 431,250 shares, Mr. Helpert 263,750 shares, Mr. Wachs 34,000 shares, Mr. Dorsey 34,000 shares and Mr. Nasella 41,500 shares, all of which shares are subject to presently exercisable options.
(3)  Outstanding shares include:
     (a)  414,119 shares of common stock held by Lacomble Retailing, SA; and
     (b)  950 shares of common stock held by Yves Sisteron.
     The address for Fourcar B.V. is Gebouw Autumn, Overschiestraate No. 184P, 1062XK Amsterdam Netherlands.
(4) As reflected in Schedule 13G dated February 11, 2000. Vulcan Ventures, Inc's. address is 110C110th Avenue, N.E., Suite 550, Bellevue, WA 98004. The sole owner of Vulcan Ventures, Inc. is Paul G. Allen.
(5) Mr. Fox's address is One Pitcairn Place, Suite 2100, 165 Township Line Road, Jenkintown, PA 19046.
(6)  As of May 16, 2000. Includes:
     (a)  609,398 shares owned by Oak Investment Partners V, Limited
          Partnership;
     (b) 82,152 shares of common stock underlying presently exercisable options held by Oak Investment Partners V, Limited Partnership;
     (c)  633 shares owned by Oak V Affiliates Fund, Limited Partnership; and
     (d) 1,848 shares of common stock underlying presently exercisable options held by Oak V Affiliates Fund, Limited Partnership.
     Mr. Gallagher is a partner of Oak Investment Partners with certain voting and investment power over such shares. Although Mr. Gallagher may be deemed to be a beneficial owner of such shares, he disclaims all such beneficial ownership, except to the extent of any pecuniary interest therein that he may have.
(7) Includes 19,512 outstanding shares of common stock held by the C. Donald Dorsey and Lydia Dorsey Family Trust Dated August 5, 1993.

  Ms. Tocio, a nominee for election to the Company's board of directors at the Company's 2000 annual meeting of shareholders, does not beneficially own any shares of the Company's common stock.

Item 13. Certain Relationships and Related Transactions

     In October 1999, the Company formed ZB Holdings LLC, a joint venture with Online Retail Partners, LLC. ZB Holdings was formed for the purpose of developing and operating www.zanybrainy.com, an Internet shopping website. ZB Holdings formed ZanyBrainy.com LLC, a wholly owned subsidiary, for the purpose of developing and operating such site. The Company initially contributed $5.0 million and certain tangible and rights to intangible assets for the purchase of 100% of the outstanding preferred interests of ZB Holdings and Online Retail Partners, LLC contributed a total of $5.0 million for the purchase of 100% of the common interests of ZB Holdings. Online Retail Partners LLC contributed another $10.0 million to the joint venture in November 1999 for additional non-voting common interests.

     In March 2000, the Company began, and has subsequently completed, a second round of financing for ZB Holdings with Online Retail Partners, Inc., successor to Online Retail Partners, LLC. As part of the second round of financing, the Company contributed an additional $6,862,242 for the purchase of an additional 7,002,288 non-voting preferred interests in ZB Holdings and Online Retail Partners, contributed $5,137,758 for the purchase of an additional 5,242,610 non-voting common interests in ZB Holdings.

     In April 2000, the Company sold Keith C. Spurgeon, Zany's Chief Executive Officer and Chairman of the Board, Thomas G. Vellios, the Company's President, and Robert A. Helpert, the Company's Chief Financial Officer, 102,500, 102,500 and 41,000 of its non-voting preferred interests, respectively, in ZB Holdings, at a purchase price of $.001 per interest. The fair market value per interest was $0.98, resulting in compensation expense to the Company of $100,347.50, $100,347.50 and $40,139 for the sale of the interests to Messrs. Spurgeon, Vellios and Helpert, respectively. In addition, in connection with the sale, the Company awarded bonuses in the amount of $74,901, $74,901 and $29,961 to Messrs. Spurgeon, Vellios and Helpert, respectively, to compensate them for the tax exposure of the transaction.

     In April 2000, the Company formed Children's Equity LLC and contributed 533,500 of its non-voting preferred interests of ZB Holdings held by the Company to Children's Equity. The Company owns the only voting units in Children's Equity and is the sole manager of Children's Equity. There are 533,500 non-voting units in Children's Equity that, in April 2000, were distributed to certain employees of the Company, of which 102,500 units were given to each of Messrs. Spurgeon and Vellios and 41,000 units were given to Mr. Helpert. The non-voting members, including Messrs. Spurgeon, Vellios and Helpert, received their units at no cost. All non-voting units are subject to forfeiture under certain circumstances, including termination of employment with the Company. Forfeited units are automatically reallocated to a charity that is also a member of Children's Equity. The fair market value per non-voting unit on the date of gift was $0.98, resulting in compensation expense to the Company of $100,450, $100,450 and $40,180 for the units given to Messrs. Spurgeon, Vellios and Helpert, respectively.

     As of May 10, 2000, after the grants and contributions described above, the Company maintains an ownership interest in ZB Holdings of approximately 51%. Both the Company and Online Retail Partners continue to hold 50% of the voting interests of ZB Holdings.

     The Company has entered into certain agreements with ZanyBrainy.com pursuant to which it will provide services to, and act as an agent for, ZanyBrainy.com. Under the terms of the agreements, these services are to be provided at cost to ZanyBrainy.com. During fiscal 1999, the Company procured and transferred, at cost, $8,186,000 of merchandise, including freight and other procurement costs, to ZanyBrainy.com. In addition, the Company transferred costs of $2,673,000 for the cost of production and marketing materials, and $250,000 for the cost of other services rendered. At January 29, 2000, a receivable of $1,378,000 from ZanyBrainy.com was included in receivables, net on the Company's balance sheet. Additionally, ZanyBrainy.com has entered into certain agreements with Online Retail Partners and its affiliates pursuant to which Online Retail Partners and its affiliates will provide services and Internet infrastructure to, and act as an agent for, ZanyBrainy.com. Under the terms of the agreements, services are to be provided on a cost plus basis to ZanyBrainy.com. During fiscal 1999, ZanyBrainy.com paid Online Retail Partners and its affiliates $5,622,965 under these agreements.

     Keith Spurgeon, the Company's Chairman of the Board and Chief Executive of the Company, is the Chairman of the Board of ZB Holdings and is on the board of directors of ZanyBrainy.com. Thomas Vellios, the Company's President, is on the boards of directors of ZB Holdings and ZanyBrainy.com. Henry Nasella, a member of the Company's board of directors, is a member of the board of directors and Chief Executive Officer of Online Retail Partners, Inc.

                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this amendment to its Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ZANY BRAINY, INC.


                                       By:  /s/ Keith C. Spurgeon
                                       -----------------------------------------
                                            Keith C. Spurgeon
                                            Chairman and Chief Executive Officer

Date: June 2, 2000