Form 10-Q
period 2000-04-29
ZANY BRAINY INC
filed 2000-06-13
CIK 1082193

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                                    Form 10-Q
                             Washington, D.C. 20549

                Quarterly Report Under Section 13 or 15 (d) of the Securities
                           and Exchange Act of 1934.

For Period ended April 29, 2000                          Commission File Number
                 --------------                                        0-26185
                                                                       -------

                                Zany Brainy, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



         Pennsylvania                                      23-2663337
-------------------------------                         ---------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        identification No.)

2520 Renaissance Boulevard, King of Prussia, PA                       19406
--------------------------------------------------------------------------------
        (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code       (610) 278-7800
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

                  Yes    x                  No
                      ------                   -----


Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

         Class                                    Outstanding at April 29, 2000
---------------------------                       -----------------------------
Common Stock, par value $.01                              21,683,181

================================================================================

                                ZANY BRAINY, INC.
                                    FORM 10-Q
                          QUARTER ENDED April 29, 2000
                                      INDEX


PART I - FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS
      Consolidated Statements of Operations for the thirteen weeks ended
        April 29, 2000 and May 1, 1999 ................................................  Page  1

      Consolidated Balance Sheets as of April 29, 2000 and January 29, 2000 ...........  Page  2

      Consolidated Statements of Cash Flows for the thirteen weeks ended April 29, 2000 and May 1, 1999 ...............................................................  Page  3

      Notes to Consolidated Financial Statements ......................................  Page  4

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS ..............................  Page  7

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
           ABOUT MARKET RISK ..........................................................  Page  9

PART II - OTHER INFORMATION ...........................................................  Page 11

PART I.   FINANCIAL INFORMATION
ITEM 1:   FINANCIAL STATEMENTS

                       ZANY BRAINY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)


                                                         Thirteen Weeks Ended
                                                   ------------------------------
                                                   April 29, 2000     May 1, 1999
                                                   --------------     -----------
NET SALES                                             $ 39,363         $ 40,577
COST OF GOODS SOLD, including
       occupancy costs                                  31,395           29,387
                                                      --------         --------

                 Gross profit                            7,968           11,190
SELLING, GENERAL, AND
    ADMINISTRATIVE EXPENSES                             16,097           12,986
                                                      --------         --------

                 Operating loss                         (8,129)          (1,796)
INTEREST EXPENSE                                           (82)            (427)
                                                      --------         --------

Loss before income tax benefit                          (8,211)          (2,223)
INCOME TAX BENEFIT                                       3,161              845
                                                      --------         --------
NET (LOSS)                                            $ (5,050)        $ (1,378)
                                                      ========         ========

NET (LOSS) PER COMMON
    SHARE:
        Basic and Diluted                             $  (0.23)        $  (0.26)
WEIGHTED AVERAGE SHARES
    OUTSTANDING:
        Basic and Diluted                               21,679            5,384


        The accompanying notes are an integral part of these statements

                       ZANY BRAINY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands except share data)

                                                           April 29,   January 29,
                                                             2000         2000
                                                           ---------    ---------
                                      ASSETS
                                      ------

CURRENT ASSETS:
Cash and cash equivalents                                $     177    $  24,550
 Receivables, net                                            1,799        4,118
 Inventories, net                                           71,870       71,020
 Deferred tax asset                                          5,097        1,496
 Prepaid expenses                                            1,493        1,458
                                                         ---------    ---------

              Total current assets                          80,436      102,642

PROPERTY AND EQUIPMENT, net                                 34,246       34,602
DEFERRED TAX ASSET                                           1,259        1,259
OTHER ASSETS, net                                              210          223
INVESTMENT IN JOINT VENTURE                                 11,529        5,000
                                                         ---------    ---------
                                                         $ 127,680    $ 143,726
                                                         =========    =========



                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
 Line of credit                                          $   7,184    $      --
 Accounts payable                                            8,088       19,898
 Accrued liabilities                                         7,967       13,696
 Current portion of capitalized lease obligations            2,437        2,578
                                                         ---------    ---------
            Total current liabilities                       25,676       36,172
                                                         ---------    ---------

DEFERRED RENT                                                5,028        5,002
                                                         ---------    ---------
CAPITALIZED LEASE OBLIGATIONS, net of current portion        3,296        3,855
                                                         ---------    ---------

COMMITMENTS AND CONTINGENCIES (NOTE 8)

SHAREHOLDERS' EQUITY:

Convertible Preferred stock, $.01 par value, 5,000,000
  shares authorized at April 29, 2000; 0 shares issued
   and outstanding at April 29, 2000 and
   January 29, 2000 respectively                              --           --
Common stock, $.01 par value, 100,000,000
  shares authorized at April 29, 2000; 21,683,181
  and 21,674,362 shares issued and outstanding at
  April 29, 2000 and January 29, 2000 respectively             217          216
Additional paid-in capital                                 104,222      104,190
Accumulated deficit                                        (10,759)      (5,709)
                                                         ---------    ---------
             Total shareholders' equity                     93,680       98,697
                                                         ---------    ---------
                                                         $ 127,680    $ 143,726
                                                         =========    =========


         The accompanying notes are an integral part of these statements

                       ZANY BRAINY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                    Thirteen Weeks Ended
                                                                --------------------------
                                                                April 29, 2000 May 1, 1999
                                                                -------------- -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                                         $ (5,050)   $ (1,378)
Adjustments to reconcile net (loss) to net cash
       used in operating activities
       Depreciation and amortization                                  2,553       1,888
       Provision for deferred rent                                       26         475
       Amortization of deferred compensation                              3        --
       Deferred income tax (benefit)                                 (3,601)       (845)
       Noncash compensation expense                                     333        --
       Changes in assets and liabilities
         (Increase) decrease in
             Receivables                                              2,319         351
             Inventories                                               (850)     (9,123)
             Prepaid expenses                                           (35)     (1,788)
             Other assets                                                13        (669)
         Increase (decrease) in
             Accounts payable                                       (11,810)      1,180
             Accrued liabilities                                     (5,729)     (1,496)
             Income tax payable                                        --          (150)
                                                                   --------    --------

                       Net cash used in operating activities        (21,828)    (11,555)
                                                                   --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net                             (2,197)     (2,497)
Investment in joint venture                                          (6,862)       --
                                                                   --------    --------

                       Net cash used in investing activities         (9,059)     (2,497)
                                                                   --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit, net                                     7,184      12,402
Increase in bank overdrafts                                            --         1,367
Payments on capitalized lease obligations                              (700)       (495)
Proceeds from exercise of stock options                                  30           6
                                                                   --------    --------

                       Net cash provided by financing activities      6,514      13,280
                                                                   --------    --------

NET (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                (24,373)       (772)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       24,550       1,695
                                                                   --------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $    177    $    923
                                                                   ========    ========


        The accompanying notes are an integral part of these statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)

     1. BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and should be read in conjunction with the audited financial statements as of January 29, 2000 included in our annual report on Form 10-K/A for the fiscal year January 29, 2000 as filed with the Securities and Exchange Commission. Certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly our financial position, results of operations and cash flow for the periods indicated, and have been prepared in a manner consistent with the January 29, 2000 financial statements. In light of the seasonal nature of our business, the results of operations for the thirteen weeks ended April 29, 2000 are not necessarily indicative of operating results for a full fiscal year.

     2. INITIAL PUBLIC OFFERING

     In June 1999, we sold 4,722,669 shares of Common stock at $10.00 per share ($9.30 after an underwriting discount of $.70 per share) in an initial public offering (the "Offering"). All shares of Preferred stock outstanding prior to the Offering were converted into 11,250,273 shares of Common stock. The Offering generated proceeds of $43.9 million ($42.3 million after deducting transaction expenses of $1.6 million). We used $18.4 million to pay down our line of credit balance plus accrued interest and $22.2 million for 18 new store openings, the relocation of the distribution center, new enterprise software and the internet investment. The remainder of the net proceeds was used for general corporate purposes.

     3. SUPPLEMENTAL CASH FLOWS INFORMATION

     For the thirteen weeks ended May 1, 1999 and April 29, 2000, we made payments of $303,000 and $191,000, respectively, in interest. For the thirteen weeks ended May 1, 1999 and April 29, 2000, we made payments of $193,000 and $690,650, respectively, for income taxes.

     4. MERCHANDISE INVENTORIES

     Merchandise inventories are valued at the lower of cost (first-in, first-out) or market. Costs associated with certain buying and distribution activities are included in inventories.

     5. NET LOSS PER SHARE

     Net loss per share is calculated utilizing the principles of Statement of Financial Accounting Standards No. 128, "Earnings per Share". The weighted average impact of stock options, warrants and Preferred stock was excluded from the calculation of diluted loss per share for all periods presented as they were anti-dilutive due to our net loss.

     6. LINE OF CREDIT

     In June 1999, we entered into a three-year credit facility covering a maximum principal amount of $30,000,000, subject to a borrowing base. The borrowing base is defined as 50% of all eligible inventory. This unsecured line of credit bears interest at the prime rate, the annual Federal funds rate plus
 .5%, or, if we elect, at an annual rate of LIBOR plus 1.75%. As of April 29, 2000, we had $7.2 million outstanding on the line of credit and an additional $2.0 million in outstanding letters of credit. The credit facility requires us to comply with various quarterly and annual covenants. We are in compliance with all debt covenants as of April 29, 2000. In addition, we have signed two term sheets with a bank that will initially provide us with a secured line of credit up to $65.0 million and up to $115.0 million if our proposed merger with Noodle Kidoodle is completed. Completion of these credit facilities is subject to certain conditions, including, among others, completion of due diligence and approval of the bank's credit committee. We expect to close on these facilities by the end of the second quarter of 2000.

     7. COMMON STOCK OPTIONS AND WARRANTS

     As of April 29, 2000, we had options to purchase 3,096,929 shares of Common stock outstanding of which options to purchase 1,937,984 shares are currently exercisable at a weighted average price of $5.27. In addition, warrants to purchase 15,000 shares of Common stock are outstanding. These warrants have an exercise price of $4.00 per share and expire in January 2003.

Information with respect to all options outstanding is as follows:



                                                                           Weighted
                                                          Option Price  Average Price
                                              Shares        Per Share     Per Share
                                            ---------     ------------  -------------
Options Outstanding, January 29, 2000       3,198,791    $2.67 - $11.75   $   5.70

     Granted                                   39,900       $5.375            5.38
     Exercised                                 (8,819)   $3.33 - $5.25        3.37
     Canceled                                (132,943)   $3.33 - $11.75       8.97
                                            ---------    --------------   --------
Options Outstanding, April 29, 2000         3,096,929    $2.67 - $11.75   $   5.56
                                            =========    ==============   ========


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

     9. RELATED PARTY TRANSACTIONS

     In October 1999, the Company formed ZB Holdings LLC, a joint venture with Online Retail Partners, LLC. ZB Holdings LLC was formed for the purpose of developing and operating www.zanybrainy.com , an Internet shopping website, offering its customers comprehensive content, extensive product assortment and related value-added online services. ZB Holdings LLC formed ZanyBrainy.com LLC ("ZanyBrainy.com"), a wholly owned subsidiary, for the purpose of developing and operating such a site. The Company contributed $5.0 million for the purchase of 100% of the outstanding Preferred interests of ZB Holdings LLC and Online Retail Partners LLC contributed a total of $15.0 million for the purchase of 100% of the Common interests of ZB Holdings LLC. In March 2000, the Company and Online Retail Partners, LLC agreed to contribute another $12.0 million to the joint venture. Contributions made to the joint venture during the 13 weeks ended April 29, 2000 by the Company and Online Retail Partners, LLC were $6.9 million and $5.1 million respectively. Both partners hold 50% of the voting stock of the joint venture and the Company had an ownership interest in the joint venture of approximately 51%. We expect that Zany Brainy.com will continue to require cash investment or financing prior to its profitability. We also expect that ZanyBrainy.com will continue to incur losses for the foreseeable future. It is likely that we will incur losses attributable to our investment in ZanyBrainy.com during the second quarter of 2000. There could be future dilution of the Company's interests if further investments, or stock grants, in the joint venture are made.

     The investment is accounted for under the equity method of accounting with profits and losses allocated in accordance with the joint venture agreement. As of April 29, 2000, no losses were allocated to the Company's preferred interests in ZB Holdings LLC under the terms of the joint venture agreement. The Company has entered into certain agreements with ZanyBrainy.com pursuant to which it will provide services to, and act as an agent for, ZanyBrainy.com. Under the terms of the agreements, these services are to be provided at cost to ZanyBrainy.com. During the 13 weeks ended April 29, 2000, the Company procured and transferred, at cost, $811,000 of merchandise, including freight and other procurement costs, to ZanyBrainy.com. In addition, the Company transferred costs of $229,000 for the cost of other services rendered. During the 13 weeks ended April 29, 2000, the Company purchased $750,000 of merchandise from ZanyBrainy.com and at April 29, 2000 had a payable of $610,000 to ZanyBrainy.com.

     10. RECENT DEVELOPMENTS

     On April 21, 2000, we entered into an Agreement and Plan of Merger ("Merger Agreement") pursuant to which Noodle Kidoodle, Inc., another retailer of children's specialty toys, will become our wholly-owned subsidiary.

     Pursuant to the Merger Agreement, each outstanding share of the Noodle Kidoodle common stock, par value

$.001 per share, will be converted into the right to receive 1.233 shares of our common stock, par value $.01 per share. The consummation of the merger is subject to a number of conditions, including, among other things, the approval of the Merger Agreement and merger by our shareholders and Noodle Kidoodle's shareholders. It is currently anticipated that the merger will be treated as a pooling-of-interests for accounting purposes under Opinion No. 16 of the Accounting Principles Board and that the merger will close by the end of the second quarter of 2000.

     All expenses attributable to the merger will be deferred and expensed in the quarter that the merger is consummated and thereafter. We anticipate these costs to be between $13.0 and $16.0 million, after tax.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Zany Brainy is a rapidly growing specialty retailer of high quality toys, games, books and multimedia products for children, with 106 stores operating in 26 states as of April 29, 2000.

Recent Developments

     On April 21, 2000, we entered into an Agreement and Plan of Merger ("Merger Agreement") pursuant to which Noodle Kidoodle, Inc., another retailer of children's specialty toys, will become our wholly-owned subsidiary.

     Pursuant to the Merger Agreement, each outstanding share of the Noodle Kidoodle common stock, par value $.001 per share, will be converted into the right to receive 1.233 shares of our common stock, par value $.01 per share. The consummation of the merger is subject to a number of conditions, including, among other things, the approval of the Merger Agreement by our shareholders and Noodle Kidoodle's shareholders. It is currently anticipated that the merger will be treated as a pooling-of-interests for accounting purposes under Opinion No. 16 of the Accounting Principles Board and that the merger will close by the end of the second quarter of 2000.

Results of Operations

     The following table sets forth our financial data expressed as a percentage of net sales, and operating data for the periods indicated.


                                          Thirteen Weeks Ended
                                      ---------------------------
                                      April 29, 2000  May 1, 1999
                                      --------------  -----------

      Net sales                               100.0%        100.0%
      Cost of goods sold(1)                    79.8          72.4
                                      --------------  -----------
           Gross profit                        20.2          27.6
      Selling, general and
           administrative expenses             40.8          32.0
                                      --------------  -----------
      Operating loss                          (20.6)         (4.4)
      Interest expense, net                     0.2           1.1
                                      --------------  -----------
      Loss before income tax benefit          (20.8)         (5.5)
      Income tax benefit                        8.0           2.1
                                      --------------  -----------
      Net loss                               (12.8%)         (3.4%)
                                      ==============  ===========
      Comparable store net sales(2)            (23%)            9%
                                      ==============  ===========

      Total number of stores at
           end of period                       106             82
                                      ==============  ===========
      Stores opened during period               3               7
                                      ==============  ===========

      (1)Cost of sales includes buying, distribution, and occupancy costs

      (2)A store becomes comparable in the 14(th) full month of store operations

Thirteen Weeks Ended April 29, 2000 Compared to Thirteen Weeks Ended May 1, 1999

     NET SALES. Net sales decreased $1.2 million, or 3.0%, to $39.4 million in the thirteen weeks ended April 29, 2000 from $40.6 million in the comparable 1999 period. This decrease resulted primarily from a comparable store net sales decrease of 23%, partially offset by sales from 24 additional stores opened since the first quarter of last year. We expect these difficult sales comparisons to continue into the second quarter of 2000. We believe the decrease in comparable store net sales for the first quarter is attributable to, among other things, a 33% decrease in customer transactions partially offset by an increase in the average dollar amount of each customer transaction. Sales of Beanie Babies declined from approximately 10% of sales in the first quarter of 1999, to 1% of sales for the comparable 2000 period. We expect Beanie Babies' sales to remain significantly below last year's levels for the remainder of the fiscal year. Sales of Pokemon products, which are represented in several different departments including games, books, stationery, and plush, represented approximately 7% of sales for the quarter ended April 29, 2000.

     GROSS PROFIT. Gross profit decreased $3.2 million, or 28.8%, to $8.0 million during the first quarter, from $11.2 million in the same period last year. The decrease was primarily attributable to lower sales and increased occupancy and distribution expenses from 24 additional stores since the first quarter of last year. The gross profit decreased to 20.2% of net sales for the period, from 27.6% in the comparable 1999 period. The decrease of 7.4% was due to our inability to effectively leverage occupancy, distribution and buying costs as a result of lower sales.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses include all direct store level expenses, and all corporate level costs not directly associated with or allocable to cost of sales. Selling, general and administrative expenses increased $3.1 million, or 24.0%, to $16.1 million during the first quarter, from $13.0 million in the same period last year. The dollar increase in selling, general and administrative expenses was primarily attributable to $1.9 million in incremental store payroll and other selling expenses incurred in the first quarter associated with the opening and operation of 24 additional stores following the first quarter of 1999. Corporate expenses increased approximately $1.2 million during this period to support this additional store growth. Selling, general and administrative expenses increased to 40.9% of net sales from 32.0% of net sales due to our inability to leverage corporate, store, and other expenses.

     INTEREST EXPENSE, NET. Net interest expense was approximately $82,000 for the period, a decrease of $345,000 from the comparable period in 1999. This decrease was due to less borrowings under our line of credit, and an increase in investment income.

     INCOME TAX BENEFIT. For the thirteen weeks ended April 29, 2000, we recorded an income tax benefit of $3.2 million primarily related to the Federal tax benefit of the net loss, compared to an income tax benefit of approximately $845,000 for the comparable period in 1999. The effective tax rate for the first quarter of fiscal 2000 was 38.5%.

LIQUIDITY AND CAPITAL RESOURCES

     We require cash principally to finance capital investment in new stores, new store inventories, and seasonal working capital. We opened three stores through the thirteen weeks ended April 29, 2000.

     Cash flows used in operating activities were $21.8 million for the thirteen weeks ended April 29, 2000, an increase of $10.3 million over the same period for the previous year. The increase was primarily a result of a decrease in accounts payable, accrued liabilities and an increase in the net loss.

     Cash flows used in investing activities were $9.1 million for the thirteen-week period ending April 29, 2000, an increase of approximately $6.6 million over the same period for the previous year. The increase was primarily due to our investment of $6.9 million in the Internet joint venture.

     Cash flows provided by financing activities during the thirteen-week period ending April 29, 2000 reflect $7.2 million provided through borrowings on our credit facility. For the comparable period last year, cash was provided through borrowings of $12.4 million on our credit facility.

     On June 14, 1999, we entered into a three-year credit facility with a bank in the amount of $30,000,000, subject to a borrowing base, with an interest rate of the Base Rate or LIBOR plus 1.75%. The Base Rate is defined as the higher of
(1) the Federal funds rate plus .5% per annum or (2) the prime rate. As of April 29, 2000, we had $7.2 million of outstanding borrowings under the credit facility at the prime rate. Additionally, on August 25, 1999, we entered into an agreement with another bank to provide a $5.0 million lease line of credit at a average rate of 10.3%. As of April 29, 2000, $1.2 million under this lease line was remaining.

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

     In addition, we have signed two term sheets with a bank that will initially provide a secured line of credit up to $65.0 million and up to $115.0 million if the merger with Noodle Kidoodle is completed. Completion of these credit facilities is subject to certain conditions, including, among others, completion of due diligence and approval of the bank's credit committee. We expect to close on these facilities by the end of the second quarter of 2000.

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

Internet Sales Channel

     During the third quarter of 1999 we implemented an Internet shopping site (www.zanybrainy.com) through a joint venture with Online Retail Partners, LLC. We each initially contributed $5.0 million to this joint venture. Online Retail Partners contributed an additional $10.0 million to the joint venture in November 1999. In March 2000, the Company and Online Retail Partners agreed to contribute another $12.0 million to the joint venture. Contributions made to the joint venture during the 13 weeks ended April 29, 2000 by the Company and Online Retail Partners were $6.9 million and $5.1 million respectively. As of April 29, 2000 we owned approximately 51% of the joint venture.

     We expect that ZanyBrainy.com will continue to require cash investment or financing prior to its profitability. We also expect that ZanyBrainy.com will continue to incur losses for the foreseeable future.

     As of April 29, 2000, our total investment in ZanyBrainy.com was $11.9 million. While Online Retail Partners has agreed to take all losses of ZanyBrainy.com up to the extent of their capital account, any losses beyond that point will require us to recognize losses up to the amount of our investment. We would also have to recognize losses if our investment were to become materially impaired, up to the amount of our investment. It is likely that we will incur losses attributable to our investment in ZanyBrainy.com during the second quarter of 2000.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

     CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE
                       SECURITIES LITIGATION ACT OF 1995

     This report and the documents incorporated by reference herein contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report and the documents incorporated herein by reference, the words "anticipate," "believe," "estimate," and similar expressions are generally intended to identify forward-looking statements. Forward-looking statements include, among others, the statements about the following: our ability to consummate the merger and the timing of the merger; the sufficiency of our operating cash flow over the next 12 months; our ability to finalize our new line of credit; our expectations with respect to our inability to earn a profit in the first three quarters of a fiscal year; the impact that future investments in the Internet joint venture would have on our equity ownership of the Internet business and our financial statements; our expectations with respect to sales of popular products and negative comparable store sales for the second quarter of this year; the potential negative effects selling our products on the Internet could have on our existing store sales and our customer base; our expectations with respect to the ability to raise capital for the Internet shopping site; and the timing and impact of any losses associated with the Internet business.

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

PART II - OTHER INFORMATION

ITEM 2: EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits:

                10.1 Employment Agreement dated as of June 6, 2000 between Zany Brainy, Inc. and Keith C. Spurgeon (1)

                10.2 Employment Agreement dated as of June 6, 2000 between Zany Brainy, Inc. and Thomas G. Vellios (1)

                10.3 Employment Agreement dated as of June 6, 2000 between Zany Brainy, Inc. and Robert A. Helpert (1)

                27.1    Financial Data Schedule
              ----------
                (1) Management contract and compensatory plan or arrangement required to be filed or incorporated as an exhibit.

        (b)     Reports on Form 8-K:

                There were no reports on Form 8-K filed by the Company during the quarter ended April 29, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Zany Brainy, Inc.

Date: June 13, 2000                   By: /s/ Keith C. Spurgeon
      -------------                       ----------------------
                                              Keith C. Spurgeon
                                              Chairman and Chief
                                              Executive Officer

Date: June 13, 2000                   By: /s/ Robert A. Helpert
      -------------                       ----------------------
                                              Robert A. Helpert
                                              Chief Financial Officer,
                                              Secretary and Treasurer

                                  EXHIBIT INDEX

Exhibit       Description
Number        -----------
-----
10.1          Employment Agreement dated as of June 6, 2000 between Zany Brainy,
              Inc. and Keith C. Spurgeon (1)
10.2          Employment Agreement dated as of June 6, 2000 between Zany Brainy,
              Inc. and Thomas G. Vellios (1)
10.3          Employment Agreement dated as of June 6, 2000 between Zany Brainy,
              Inc. and Robert A. Helpert (1)
27.1          Financial Data Schedule
-----------
(1) Management contract and compensatory plan or arrangement required to be filed or incorporated as an exhibit.