Form 10-Q
period 2000-07-29
ZANY BRAINY INC
filed 2000-09-12
CIK 1082193

                       SECURITIES AND EXCHANGE COMISSION
                                   Form 10-Q
                            Washington, D.C. 20549

  Quarterly Report Under Section 13 or 15 (d) of the Securities and Exchange
                                 Act of 1934.


For Period ended July 29, 2000                        Commission File Number
                 -------------                                0-26185
                                                          ---------------


                               Zany Brainy, Inc.
     --------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



         Pennsylvania                                       23-2663337
-------------------------------                         -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          identification No.)


2520 Renaissance Boulevard, King of Prussia, PA                           19406
-------------------------------------------------------------------------------
      (Address of principal executive offices)                     (Zip Code)



Registrant's telephone number, including area code    (610) 278-7800
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

     Yes   X       No _____
         -----

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

           Class                              Outstanding at July 29, 2000
---------------------------                   ----------------------------
Common Stock, par value $.01                           31,079,430

                               ZANY BRAINY, INC.
                                   FORM 10-Q
                          QUARTER ENDED JULY 29, 2000
                                     INDEX

PART I - FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS (unaudited):
     Condensed Consolidated Statements of Operations for the thirteen and twenty-six weeks ended July 29, 2000 and July 31, 1999..........................................  Page  1

     Condensed Consolidated Balance Sheets as of July 29, 2000 and January 29, 2000....................  Page  2

     Condensed Consolidated Statements of Cash Flows for the thirteen and twenty-six weeks ended July 29, 2000 and July 31, 1999..........................................  Page  3

     Notes to Condensed Consolidated Financial Statements..............................................  Page  4

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............................................  Page  8

    ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
             ABOUT MARKET RISK.........................................................................  Page 11

PART II - OTHER INFORMATION............................................................................  Page 13

    ITEM 2.  EXHIBITS AND REPORTS ON FORM 8-K..........................................................  Page 13

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................  Page 13

ITEM #1: FINANCIAL STATEMENTS

                      ZANY BRAINY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                             Thirteen Weeks Ended                         Twenty-Six Weeks Ended
                                    --------------------------------------       ---------------------------------------
                                      July 29, 2000        July 31, 1999            July 29, 2000        July 31, 1999
                                    -----------------    -----------------       ------------------    -----------------
                                                  (unaudited)                                   (unaudited)
NET SALES                                   $  71,724             $ 64,937                $ 135,159            $ 128,404
COST OF GOODS SOLD, including
  occupancy costs                              65,206               48,572                  115,965               94,939
                                    -----------------    -----------------       ------------------    -----------------

       Gross profit                             6,518               16,365                   19,194               33,465
SELLING, GENERAL, AND
    ADMINISTRATIVE EXPENSES                    26,169               23,037                   50,731               43,122
MERGER AND INTEGRATION COSTS                    9,830                    -                    9,830                    -
                                    -----------------    -----------------       ------------------    -----------------

       Operating loss                         (29,481)              (6,672)                 (41,367)              (9,657)
INTEREST EXPENSE, net                             841                   88                    1,114                  456
EQUITY LOSS IN JOINT VENTURE                    5,789                    -                    5,789                    -
                                    -----------------    -----------------       ------------------    -----------------
Loss before income tax benefit                (36,111)              (6,760)                 (48,270)             (10,113)
INCOME TAX BENEFIT                             13,917                1,300                   18,578                2,054
                                    -----------------    -----------------       ------------------    -----------------
NET LOSS                                    $ (22,194)            $ (5,460)               $ (29,692)           $  (8,059)
                                    =================    =================       ==================    =================

NET LOSS PER COMMON
  SHARE:
    Basic and Diluted                       $   (0.71)            $  (0.23)               $   (0.96)           $   (0.41)
WEIGHTED AVERAGE SHARES
  OUTSTANDING:
    Basic and Diluted                          31,065               24,124                   31,061               19,439

        The accompanying notes are an integral part of these statements

                      ZANY BRAINY, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (dollars in thousands except share data)

                                                                             July 29,          January 29,
                                                                               2000               2000
                                                                            ----------        -------------
                                                                                      (unaudited)
                                        ASSETS
                                        ------
CURRENT ASSETS:
   Cash and cash equivalents                                                 $   3,058            $  25,041
   Receivables, net                                                              3,666                4,880
   Inventories, net                                                            106,215              106,303
   Deferred tax asset                                                            9,656                2,308
   Prepaid expenses                                                              3,394                3,942
                                                                           -----------        -------------
          Total current assets                                                 125,989              142,474

PROPERTY AND EQUIPMENT, net                                                     66,802               63,533
DEFERRED TAX ASSET                                                              17,931                6,251
OTHER ASSETS, net                                                                  653                  389
INVESTMENT IN JOINT VENTURE                                                      5,739                5,000
                                                                           -----------        -------------
                                                                             $ 217,114            $ 217,647
                                                                           ===========        =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
 Line of credit                                                              $  36,908            $   4,019
 Accounts payable                                                               26,823               29,396
 Accrued liabilities                                                            19,755               21,341
 Current portion of long term debt and capitalized lease obligations             2,695                2,578
                                                                           -----------        -------------
        Total current liabilities                                               86,181               57,334
                                                                           -----------        -------------

DEFERRED RENT                                                                    8,021                7,333
                                                                           -----------        -------------
LONG TERM DEBT AND CAPITALIZED LEASE
 OBLIGATIONS, net of current portion                                             4,086                4,544
                                                                           -----------        -------------

COMMITMENTS AND CONTINGENCIES (NOTE 8)

SHAREHOLDERS' EQUITY (NOTE 1):
Convertible Preferred stock, $.01 par value, 5,000,000
  shares authorized at July 29, 2000; 0 shares issued
  and outstanding at July 29, 2000 and
  January 29, 2000 respectively                                                      -                    -
Common stock, $.01 par value, 100,000,000
  shares authorized at July 29, 2000; 31,079,430
  and 31,052,116 shares issued and outstanding at
  July 29, 2000 and January 29, 2000 respectively                                  311                  311
Additional paid-in capital                                                     143,588              143,504
Accumulated deficit                                                            (25,073)               4,621
                                                                           -----------        -------------
       Total shareholders' equity                                              118,826              148,436
                                                                           -----------        -------------
                                                                             $ 217,114            $ 217,647
                                                                           ===========        =============

        The accompanying notes are an integral part of these statements

                      ZANY BRAINY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                            Twenty-Six Weeks Ended
                                                                                   ------------------      -----------------
                                                                                      July 29, 2000          July 31, 1999
                                                                                   ------------------      -----------------
                                                                                                  (unaudited)
CONTINUING OPERATIONS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                    $ (29,692)              $ (8,059)
Adjustments to reconcile net loss to net cash
      used in operating activities
      Depreciation and amortization                                                             7,434                  5,503
      Provision for deferred rent                                                                 688                  1,107
      Inventory write-downs                                                                     8,650                    -
      Equity loss in joint venture                                                              5,789                    -
      Deferred income tax benefit                                                             (19,028)                (2,054)
      Changes in assets and liabilities
       (Increase) decrease in
          Receivables                                                                           1,214                 (1,556)
          Inventories                                                                          (8,562)               (24,130)
          Prepaid expenses                                                                        548                 (1,304)
          Other assets                                                                            316                    221
       Increase (decrease) in
          Accounts payable                                                                     (2,573)                 7,320
          Accrued liabilities                                                                  (1,586)                  (257)
                                                                                   ------------------      -----------------

                     Net cash used in continuing operations                                   (36,802)               (23,209)

DISCONTINUED OPERATIONS
Change In net liabilities of discontinued operations                                              -                       34
                                                                                   ------------------      -----------------

                     Net cash used in operating activities                                    (36,802)               (23,175)
                                                                                   ------------------      -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net                                                       (9,602)               (10,902)
Investment in joint venture                                                                    (6,870)                   -
                                                                                   ------------------      -----------------

                     Net cash used in investing activities                                    (16,472)               (10,902)
                                                                                   ------------------      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit, net                                                              32,889                  4,841
Net proceeds from sale of common stock                                                            -                   42,313
Payments on capitalized lease obligations                                                      (1,360)                (1,988)
Debt issuance costs                                                                              (320)                   -
Proceeds from exercise of stock options                                                            82                    285
Proceeds from exercise of warrants                                                                -                      130
                                                                                   ------------------      -----------------

                     Net cash provided by financing activities                                 31,291                 45,581
                                                                                   ------------------      -----------------


NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                                            (21,983)                11,504

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                 25,041                 11,883

                                                                                   ------------------      -----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                    $   3,058               $ 23,387
                                                                                   ==================      =================

        The accompanying notes are an integral part of these statements

                      ZANY BRAINY, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


     1.  BASIS OF PRESENTATION

     Effective July 26, 2000, Night Owl Acquisition, Inc., our wholly owned subsidiary, and Noodle Kidoodle, Inc. were merged in a tax-free, stock-for-stock transaction that was accounted for as a pooling of interests (the "Merger") (see note 10). Our accompanying historical financial statements have been retroactively restated to include the combined accounts and operations of Zany Brainy, Inc. and Noodle Kidoodle, Inc. as if the Merger had occurred at the beginning of the periods presented. The combined results include certain reclassifications and adjustments to conform the accounting and financial reporting policies of the companies. The financial statements for the thirteen and twenty-six weeks ended July 29, 2000 include the results of Noodle Kidoodle, Inc. from February 1, 2000 through the date of the merger.

     Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Certain reclassifications have been made to the prior period financial statements to conform to current year financial statement presentation.

     Operating results for the thirteen and twenty-six week periods ended July 29, 2000 are not necessarily indicative of the results that may be expected for the year ending February 3, 2001. For further information, refer to the consolidated financial statements and notes thereto included in our registration statement on Form S-4 (registration #333-37612) dated June 21, 2000 for the year ended January 29, 2000, which includes Supplemental Financial Data to reflect the retroactive restatement of the financial statements of Zany Brainy, Inc. and Noodle Kidoodle, Inc. on a combined basis.

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

     3.  SUPPLEMENTAL CASH FLOWS INFORMATION

     For the twenty-six weeks ended July 29, 2000 and July 31, 1999, we made payments of $688,071 and $604,000, respectively, in interest. For the twenty-six weeks ended July 29, 2000 and July 31, 1999, we made payments of $690,650 and $276,977, respectively, for income taxes. Capitalized lease obligations of $1.0 million and $1.1 million were incurred on equipment leases entered into during the twenty-six weeks ended July 29, 2000 and July 31, 1999, respectively.

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

     6.  LINE OF CREDIT

     In May 2000, Noodle Kidoodle, Inc. entered into a three-year credit facility covering a maximum principal amount of $50.0 million.

     On July 12, 2000 we signed a commitment letter entering into a three-year credit facility covering a maximum principal amount of $115.0 million, secured by our inventories and other assets, subject to a borrowing base. The borrowing base is defined as a seasonal percentage of eligible inventories. This secured line of credit bears interest at prime rate, or, if we elect, at an annual rate of LIBOR plus 2.0%-2.5% (depending on availability). The line will be completed in two parts. An initial $65.0 million portion was completed on July 26, 2000 and replaced our existing $30.0 million bank line. The remaining $50.0 million portion is expected to be completed early in the third quarter and will replace Noodle Kidoodle, Inc.'s existing $50.0 million facility.

     As of July 29, 2000, we had $20.3 million outstanding on our line of credit and an additional $8.0 million in outstanding letters of credit. As of July 29, 2000, there was $16.6 million outstanding on Noodle Kidoodle, Inc.'s existing line of credit and an additional $2.2 million in outstanding letters of credit. As of July 29, 2000, $49.9 million was available under these credit facilities.

     7.  COMMON STOCK OPTIONS AND WARRANTS

     As of July 29, 2000, there were options to purchase 3,996,325 shares of Common stock outstanding of which options to purchase 2,634,183 shares are currently exercisable at a weighted average price of $5.04. In addition, warrants to purchase 15,000 shares of Common stock are outstanding. These warrants have an exercise price of $4.00 per share and expire in January 2003.

     Information with respect to all options outstanding is as follows:

                                                                                                     Weighted
                                                                             Option Price          Average Price
                                                          Shares              Per Share              Per Share
                                                     --------------       ----------------       -----------------
Options Outstanding, January 29, 2000                     4,347,487          $2.43 - 11.75         $        5.24

     Granted                                                190,913           2.50 - 5.375                  3.38
     Exercised                                              (27,314)          2.43 -  5.25                  2.94
     Canceled                                              (514,761)          2.48 - 11.75                  6.23
                                                     --------------       ----------------       -----------------

Options Outstanding, July 29, 2000                        3,996,325          $2.43 - 11.75         $        5.04
                                                     ==============       ================       -----------------


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

     9.  RELATED PARTY TRANSACTIONS

     In October 1999, we formed ZB Holdings LLC, a joint venture with Online Retail Partners, Inc. ZB Holdings LLC was formed for the purpose of developing and operating www.zanybrainy.com, an Internet shopping website, offering its customers comprehensive content, extensive product assortment and related value-added online services. ZB Holdings LLC formed ZanyBrainy.com LLC ("ZanyBrainy.com"), a wholly owned subsidiary, for the purpose of developing and operating such a site. We contributed $5.0 million for the purchase of 100% of the outstanding Preferred interests of ZB Holdings LLC and Online Retail Partners contributed a total of $15.0 million for the purchase of 100% of the Common interests of ZB Holdings LLC. In March 2000, the joint venture partners agreed to contribute another $12.0 million to the joint venture, of which our pro rata contribution was $6.9 million. Both partners hold 50% of the voting stock of the joint venture and we have an ownership interest in the joint venture of approximately 49%, on a fully diluted basis. There could be future dilution of our interests if further investments, or stock grants, in the joint venture are made.

     As of July 29, 2000, our total investment in ZanyBrainy.com was $11.9 million. While Online Retail Partners agreed to first take all losses of ZanyBrainy.com up to the extent of their capital account, any losses beyond that point require us to recognize losses up to the amount of our investment. As of July 29, 2000 ZanyBrainy.com's cumulative losses exceeded Online Retail Partners' investment. As a result, in the thirteen and twenty-six weeks ended July 29, 2000, we recognized a pre-tax loss from our investment in the joint venture of $5.8 million. We expect that ZanyBrainy.com will continue to incur losses for the foreseeable future and that we will have to recognize all or a portion of those losses.


     10.  THE MERGER

     Effective July 26, 2000, Night Owl Acquisition, Inc., our wholly owned subsidiary, and Noodle Kidoodle, Inc. were merged in a tax-free, stock-for-stock transaction that was accounted for as a pooling of interests. Under the terms of the Merger agreement, we issued 1.233 shares of Zany Brainy, Inc. common stock for each outstanding share of Noodle Kidoodle, Inc. common stock for an aggregate issuance of approximately 9.4 million shares of our common stock to the former Noodle Kidoodle, Inc. stockholders.

     Net revenue and net loss for the periods preceding the Merger were as follows (in thousands):


                             Thirteen weeks ended        Twenty-six weeks ended
                                  July 29, 2000               July 29, 2000
                            ----------------------      ------------------------
     Revenue:
     --------
      Zany Brainy, Inc.                 $  44,793                     $  84,156
      Noodle Kidoodle, Inc.                23,686                        47,758
                            ----------------------      ------------------------
                  Total                 $  68,479                     $ 131,914
                            ======================      ========================



     Net loss:
     ---------
      Zany Brainy, Inc.                   ($7,961)                     ($13,011)
      Noodle Kidoodle, Inc.                (2,507)                       (4,955)
                            ----------------------      ------------------------
                  Total                  ($10,468)                     ($17,966)
                            ======================      ========================


     During the second quarter of 2000, we recorded expenses totaling $18.5 million (pre-tax) related to the Merger and management's restructuring and integration plan associated with the Merger, as follows (in thousands):


                  As Part of Cost of Sales:
                  -------------------------
                  Inventory write-downs                              $ 8,650

                  As Part of SG&A Expense:
                  ------------------------
                  Professional fees                                    5,025
                  Severence and change in control costs                3,000
                  Other integration costs                              1,805
                                                                   ----------
                                                          Total      $18,480
                                                                   ==========


     Management's restructuring and integration plan relates primarily to the discontinuance and liquidation of product SKU's, which resulted in inventory write-downs of $8.7 million which are included in cost of goods sold on the accompanying statements of operations. Additionally, management's plan includes consolidating Noodle Kidoodle, Inc.'s administrative functions into our headquarters in King of Prussia, PA. Employee termination charges resulting from this consolidation, coupled with change in control payments, totaled $3.0 million. We expect to complete management's plan during the second half of 2000. During the second half of 2000, we expect to incur additional merger and integration charges for store closures and other costs of approximately $10.7 million.

     The major components of the charges booked as of July 29, 2000, including an accrual balance, are as follows (in thousands):

                                                                  Expenses       Paid        Accrued
                                                                  --------       ----        -------
     As Part of Cost of Sales:
     -------------------------
     Inventory write-downs                                        $  8,650      $     -     $  8,650

     As Part of SG&A Expenses:
     -------------------------
     Professional fees                                               5,025        3,680        1,345
     Severence and change in control costs                           3,000        2,616          384
     Other integration costs                                         1,805          225        1,580
                                                                 ------------------------------------
                                              Total               $ 18,480      $ 6,521     $ 11,959
                                                                 ====================================

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     We are a rapidly growing specialty retailer of high quality toys, games, books and multimedia products for children, with 171 stores operating in 34 states as of July 29, 2000.

Recent Developments

     Effective July 26, 2000, our wholly owned subsidiary and Noodle Kidoodle, Inc. were merged in a tax-free, stock-for-stock transaction that was accounted for as a pooling of interests. All data presented includes the results of Noodle Kidoodle, Inc. Under the terms of the Merger agreement, we issued 1.233 shares of Zany Brainy, Inc. common stock for each outstanding share of Noodle Kidoodle, Inc. common stock for an aggregate issuance of approximately 9.4 million shares of our common stock to the former Noodle Kidoodle, Inc. stockholders.

Results of Operations

     The following table sets forth our financial data expressed as a percentage of net sales, and operating data for the periods indicated.


                                                       Thirteen Weeks Ended                        Twenty-Six Weeks Ended
                                              ----------------------------------------   -----------------------------------------
                                                July 29, 2000          July 31, 1999       July 29, 2000          July 31, 1999
                                              ------------------    ------------------   ------------------     ------------------
Net sales                                                  100.0%                100.0%               100.0%                 100.0%
Cost of goods sold /1/                                      90.9                  74.8                 85.8                   73.9
                                              ------------------    ------------------   ------------------     ------------------
     Gross profit                                            9.1                  25.2                 14.2                   26.1
Selling, general and administrative
     expenses                                               36.5                  35.5                 37.5                   33.6
Merger and integration costs                                13.7                   0.0                  7.3                    0.0
                                              ------------------    ------------------   ------------------     ------------------
Operating loss                                             (41.1)                (10.3)               (30.6)                  (7.5)
Interest expense, net                                        1.1                   0.1                  0.8                    0.4
Equity loss in joint venture                                 8.1                   0.0                  4.3                    0.0
                                              ------------------    ------------------   ------------------     ------------------
Loss before income tax benefit                             (50.3)                (10.4)               (35.7)                  (7.9)
Income tax benefit                                          19.4                   2.0                 13.7                    1.6
                                              ------------------    ------------------   ------------------     ------------------
Net loss                                                   (30.9%)                (8.4%)              (22.0%)                 (6.3%)
                                              ==================    ==================   ==================     ==================
Comparable store net sales /2/                                (9%)                   2%                 (14%)                    5%
                                              ==================    ==================   ==================     ==================
Total number of stores at
     end of period                                           171                   139                  171                    139
                                              ==================    ==================   ==================     ==================
Stores opened during period                                    5                    13                   10                     22
                                              ==================    ==================   ==================     ==================


/1/ Cost of goods sold includes buying distribution and occupancy costs

/2/ A store becomes comparable in the 14th full month of store operations


Thirteen Weeks Ended July 29, 2000 Compared to Thirteen Weeks Ended July 31,
1999

     NET SALES. Net sales increased $6.8 million, or 10.5%, to $71.7 million in the thirteen weeks ended July 29, 2000 from $64.9 million in the comparable 1999 period. This increase resulted primarily from sales from 27 additional stores opened since the first quarter of last year, and sales from those stores opened in fiscal 1999 which are not yet included in our comparable store sales base, partially offset by a comparable store sales decrease of 9%. The decrease in comparable store sales is primarily attributable to the decline in sales of popular products such as Beanie Babies and Crazy Bones, and the resulting decline in store traffic and ancillary purchases.

We expect these difficult sales comparisons to continue into the third quarter of 2000. Additionally, we expect sales of popular products to remain significantly below last year's levels for the remainder of the fiscal year. This could lead to negative comparable store sales results.

     GROSS PROFIT. Gross profit includes all buying, distribution and occupancy costs. Gross profit decreased to 9.1% of net sales for the period, from 25.2% in the comparable 1999 period. The decrease of 16.1% was due primarily to merger and integration costs of $8.7 million (or 12.1% of net sales for the period), which was related to inventory markdowns on merchandise that will not be included in the continuing assortment of the combined company going forward with the balance due to our inability to leverage occupancy, distribution and buying costs from negative comparable store sales.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses include all direct store level expenses and all corporate level costs not directly associated with or allocable to cost of goods sold. Selling, general and administrative expenses increased $3.1 million, or 13.6%, to $26.2 million during the second quarter, from $23.0 million in the same period last year. The dollar increase in selling, general and administrative expenses was primarily attributable to $2.9 million in incremental store payroll and other selling expenses incurred in the second quarter associated with the opening and operation of 27 additional stores following the first quarter of 1999. Corporate expenses increased approximately $251,000 during this period to support this additional store growth. Selling, general and administrative expenses increased to 36.5% of net sales from 35.5% of net sales due to our inability to leverage corporate, store and other expenses from negative comparable store sales.

     MERGER AND INTEGRATION COSTS. During the quarter, we recognized pre-tax merger-related costs totaling $18.5 million of which $8.7 million was included in cost of goods sold and $9.8 million was related to professional fees, severance and change in control costs, and other expenses.

     INTEREST EXPENSE, NET. Net interest expense was approximately $841,000 for the period, an increase of $753,000 from the comparable period in 1999. This increase was due to increased borrowings under our line of credit and decreased cash balances.

     EQUITY LOSS IN JOINT VENTURE. During the quarter, we recognized losses from ZanyBrainy.com totaling $5.8 million. We expect to continue to recognize operating losses from ZanyBrainy.com for the remainder of the fiscal year.

     INCOME TAX BENEFIT. For the thirteen weeks ended July 29, 2000, we recorded an income tax benefit of $13.9 million primarily related to the Federal tax benefit of the net loss, compared to an income tax benefit of approximately $1.3 million for the comparable period in 1999. For the thirteen weeks ended July 31, 1999, no benefit was recorded for Noodle Kidoodle, Inc. with respect to the net operating loss carryforward because they established a valuation allowance. The effective tax rate for the second quarter of fiscal 2000 was 38.5%.

Twenty-Six Weeks Ended July 29, 2000 Compared to Twenty-Six Weeks Ended July 31, 1999

     NET SALES. Net sales increased $6.8 million, or 5.3%, to $135.2 million in the twenty-six weeks ended July 29, 2000 from $128.4 million in the comparable 1999 period. This increase resulted primarily from sales from 27 additional stores opened since the first quarter of last year, and sales from those stores opened in fiscal 1999 which are not yet included in our comparable store sales base, partially offset by a comparable store sales decrease of 14%. The decrease in comparable store sales is primarily attributable to the decline in sales of popular products such as Beanie Babies and Crazy Bones, and the resulting decline in store traffic and ancillary purchases. We expect these difficult sales comparisons to continue into the third quarter of 2000. We also expect sales of popular products to remain significantly below last year's levels for the remainder of the fiscal year, which could lead to negative comparable store sales results.

     GROSS PROFIT. Gross profit includes all buying, distribution and occupancy costs. Gross profit decreased to 14.2% of net sales for the period, from 26.1% in the comparable 1999 period. The decrease of 11.9% was due primarily to merger-related costs of $8.7 million (or 6.4% of net sales for the period), which was related to inventory markdowns on merchandise that will not be included in the continuing assortment of the combined company going forward with the balance due to our inability to leverage occupancy, distribution and buying costs from negative comparable store sales.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses include all direct store level expenses, and all corporate level costs not directly associated with or allocable to cost of goods sold. Selling, general and administrative expenses increased $7.6 million, or 17.6%, to $50.8 million during the second quarter, from $43.1 million in the same period last year. The dollar increase in selling, general and administrative expenses was primarily attributable to $6.1 million in incremental store payroll and other selling expenses associated with the opening and operation of 27 additional stores following the first quarter of 1999. Corporate expenses increased approximately $1.5 million during this period to support this additional store growth. Selling, general and administrative expenses increased to 37.5% of net sales from 33.6% of net sales due to our inability to leverage corporate, store and other expenses.

     MERGER AND INTEGRATION COSTS. During the twenty-six weeks ended July 29, 2000 we recognized pre-tax merger-related costs totaling $18.5 million of which $8.7 million was included in cost of goods sold and $9.8 million was related to professional fees, severance costs and other expenses.

     INTEREST EXPENSE, NET. Net interest expense was approximately $1.1 million for the period, an increase of $658,000 from the comparable period in 1999. This increase was due to increased borrowings under our line of credit and decreased cash balances.

     EQUITY LOSS IN JOINT VENTURE. During the twenty-six weeks ended July 29, 2000, we recognized losses from ZanyBrainy.com totaling $5.8 million. We expect to continue to recognize operating losses from ZanyBrainy.com for the remainder of the fiscal year.

     INCOME TAX BENEFIT. For the twenty-six weeks ended July 29, 2000, we recorded an income tax benefit of $18.6 million primarily related to the Federal tax benefit of the net loss, compared to an income tax benefit of approximately $2.1 million for the comparable period in 1999. For the twenty-six weeks ended July 31, 1999, no benefit was recorded for Noodle Kidoodle, Inc. with respect to the net operating loss carryforward because they established a valuation allowance. The effective tax rate for the twenty-six weeks ended July 29, 2000 was 38.5%.


LIQUIDITY AND CAPITAL RESOURCES

     We require cash principally to finance capital investment in new stores, new store inventories, seasonal working capital and losses during non-profitable quarters. We opened ten stores through the twenty-six weeks ended July 29, 2000.
     Cash flows used in operating activities were $36.8 million for the twenty-six weeks ended July 29, 2000, an increase of $13.6 million over the same period for the previous year. The increase was primarily a result of an increase in the net loss before deferred income tax benefit, partially offset by a lower increase in inventory, net of payables.
     Cash flows used in investing activities were $16.5 million for the twenty-six weeks ended July 29, 2000, an increase of approximately $5.6 million over the same period for the previous year.
    Cash flows provided by financing activities during the twenty-six weeks ended July 29, 2000 were principally provided through net borrowings on our credit facilities of $33.0 million. For the comparable period last year, cash was principally provided by the proceeds of the initial public offering of $42.5 million and borrowings on the former Noodle Kidoodle, Inc. credit line of $4.8 million.
     In May 2000, Noodle Kidoodle, Inc. entered into a three-year credit facility covering a maximum principal amount of $50.0 million.
     On July 12, 2000 we signed a commitment letter entering into a three-year credit facility covering a maximum principal amount of $115.0 million, secured by our inventories and other assets, subject to a borrowing base. The borrowing base is defined as a seasonal percentage of eligible inventories. This secured line of credit bears interest at prime rate, or, if we elect, at an annual rate of LIBOR plus 2.0%-2.5% (depending on availability). The line will be completed in two parts. An initial $65.0 million portion was completed on July 26, 2000 and replaced our existing $30.0 million bank line. The remaining $50.0 million portion is expected to be completed early in the third quarter and will replace Noodle Kidoodle, Inc.'s existing $50.0 million facility. As of July 29, 2000, we had $20.3 million outstanding on our line of credit and an additional $8.0 million in outstanding letters of credit. As of July 29, 2000, there was $16.6 million outstanding on Noodle Kidoodle, Inc.'s existing line of credit and an additional $2.2 million in outstanding letters of credit.

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

Internet Sales Channel

     During the third quarter of 1999 we implemented an Internet shopping site (www.zanybrainy.com) through a joint venture with Online Retail Partners, Inc. We each initially contributed $5.0 million to this joint venture. Online Retail Partners contributed an additional $10.0 million to the joint venture in November 1999. In March 2000, the joint venture partners agreed to contribute another $12.0 million to the joint venture of which our pro rata contribution was $6.9 million. As of July 29, 2000 we owned approximately 49%, on a fully diluted basis, of the joint venture.

     As of July 29, 2000, our total amount invested to date in ZanyBrainy.com was $11.9 million. While Online Retail Partners agreed to take all losses of ZanyBrainy.com up to the extent of their capital account, any losses beyond that point require us to recognize losses up to the amount of our investment. As of July 29, 2000, ZanyBrainy.com's cumulative losses exceeded Online Retail Partners' investment. As a result, in the twenty-six weeks ended July 29, 2000 we recognized a pre-tax loss from our investment in the joint venture of $5.8 million, reducing our investment in the joint venture to $5.7 million. We will have to recognize additional losses up to the amount of our investment if ZanyBrainy.com incurs additional losses or if our investment were to become materially impaired.

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

    CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE
                       SECURITIES LITIGATION ACT OF 1995

     This report and the documents incorporated by reference herein contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report and the documents incorporated herein by reference, the words "anticipate," "believe," "estimate," and similar expressions are generally intended to identify forward-looking statements. Forward-looking statements include, among others, the statements about the following: the sufficiency of our operating cash flow over the next 12 months; the dollar amount of the merger-related charges; our ability to finalize the remaining portion of our new line of credit; our expectations with respect to our inability to earn a profit in the first three quarters of a fiscal year; the impact that future investments in the Internet joint venture would have on our equity ownership of the Internet business and our financial statements; our expectations with respect to future sales of popular products and negative comparable store sales; the potential negative effects selling our products on the Internet could have on our existing store sales and our customer base; our expectations with respect to the ability to raise capital for the Internet shopping site; and the timing and impact of any losses associated with the Internet business.

     There are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements including, but not limited to, the following: a decline in the level of demand for our products, including popular products; actions by our competitors; a decline in general economic and business conditions and in the specialty retail or toy industry in particular; our inability to manage our growth, open new stores on a timely basis and expand in new and existing markets; our ability to integrate the operations of Noodle Kidoodle, Inc. and Zany Brainy, Inc.; our ability to successfully market and expand the Internet shopping site and successfully work with Online Retail Partners; the availability of product and our ability to replenish product on a timely basis; our ability to successfully manage our inventory; unanticipated cash requirements to support current operations or expansion of our business; the availability and cost of additional capital to fund our operations or that of ZanyBrainy.com; and our ability to attract, train and retain highly qualified associates. These and other risks and uncertainties affecting Zany Brainy, Inc. are discussed in greater detail in this report and in other filings by Zany Brainy, Inc. with the Securities and Exchange Commission.

PART II - OTHER INFORMATION

ITEM 2: EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          10.1 - Employment Agreement dated as of June 6, 2000 between Zany Brainy, Inc. and Keith C. Spurgeon (1)


          10.2 - Employment Agreement dated as of June 6, 2000 between Zany Brainy, Inc. and Thomas G. Vellios (1)

          10.3 - Employment Agreement dated as of June 6, 2000 between Zany Brainy, Inc. and Robert A. Helpert (1)

          10.4 - Loan and Security Agreement dated July 25, 2000 by and among First Union National Bank, Congress Financial Corporation and Zany Brainy, Inc.

          27.1 - Financial Data Schedule

          (1) Previously filed as exhibits to the Company's quarterly report on Form 10-Q for the fiscal quarter ended April 29, 2000 and incorporated herein by reference.

     (b)  Reports on Form 8-K:

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held our Annual Meeting of Shareholders on July 26, 2000. At the annual meeting, our shareholders (i) elected each of the persons below to serve as our directors until the next annual meeting of shareholders or until his or her successor is elected; and (ii) approved the proposal to approve the amended and restated agreement and plan of merger, dated as of April 21, 2000, among Zany Brainy, Inc., Noodle Kidoodle, Inc. and Night Owl Acquisition, Inc.

ELECTION OF DIRECTORS

Director
--------
Keith C. Spurgeon
C. Donald Dorsey
Robert A. Fox
Henry Nasella
Yves B. Sisteron
Mary Ann Tocio
David V. Wachs

PROPOSAL - RATIFICATION THE PROPOSAL TO APPROVE THE AMENDED AND RESTATED AGREEMENT AND PLAN OF MERGER, DATED AS OF APRIL 21, 2000, AMONG ZANY BRAINY, INC., NOODLE KIDOODLE, INC. AND NIGHT OWL ACQUISITION, INC.


Votes in Favor    10,062,033
Votes Against         91,433
Abstentions           12,415

                                   SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Zany Brainy, Inc.



Date: September 12, 2000                        By: /s/ Keith C. Spurgeon
      ------------------                                -----------------
                                                        Keith C. Spurgeon
                                                        Chairman & Chief
                                                        Executive Officer

Date: September 12, 2000                        By: /s/ Robert A. Helpert
      ------------------                                -----------------
                                                        Robert A. Helpert
                                                        Chief Financial Officer,
                                                        Secretary and Treasurer

                                 EXHIBIT INDEX


Exhibit                       Description
Number

10.1 Employment Agreement dated June 6, 2000 between Zany Brainy, Inc. and Keith C. Spurgeon (1)

10.2 Employment Agreement dated June 6, 2000 between Zany Brainy, Inc. and Thomas G. Vellios (1)

10.3 Employment Agreement dated June 6, 2000 between Zany Brainy, Inc. and Robert A. Helpert (1)

10.4 Loan and Security Agreement dated July 25, 2000 by and among First Union National Bank, Congress Financial Corporation and Zany Brainy, Inc.

27.1                          Financial Data Schedule

(1) Previously filed as exhibits to the Company's quarterly report on Form 10-Q for the fiscal quarter ended April 29, 2000 and incorporated herein by reference.