Form 10-Q
period 2000-10-28
ZANY BRAINY INC
filed 2000-12-12
CIK 1082193

                      SECURITIES AND EXCHANGE COMMISSION
                                   Form 10-Q
                            Washington, D.C.  20549

 Quarterly Report Under Section 13 or 15 (d) of the Securities and Exchange Act
                                   of 1934.

For Period ended October 28, 2000                    Commission File Number
                 ----------------
                                                             0-26185
                                                             -------


                               Zany Brainy, Inc.
          ----------------------------------------------------------
            (Exact name of registrant as specified in its charter)



         Pennsylvania                                    23-2663337
------------------------------                        ----------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       identification No.)

 2520 Renaissance Boulevard, King of Prussia, PA                      19406
 --------------------------------------------------------------------------
       (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code    (610) 278-7800
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

     Yes   x       No _____
         -----


Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

       Class                          Outstanding at October 28, 2000
       -----                          -------------------------------
Common Stock, par value $.01                     31,079,430

                               ZANY BRAINY, INC.
                                   FORM 10-Q
                        QUARTER ENDED OCTOBER 28, 2000
                                     INDEX

PART I - FINANCIAL INFORMATION
    ITEM 1.  FINANCIAL STATEMENTS (Unaudited)
     Condensed Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended October 28, 2000 and October 30, 1999................................  Page  1

     Condensed Consolidated Balance Sheets as of October 28, 2000 , October 30,
      1999 and January 29, 2000.....................................................................  Page  2

     Condensed Consolidated Statements of Cash Flows for the thirteen and thirty-nine weeks ended October 28, 2000 and October 30, 1999.................................  Page  3

     Notes to Condensed Consolidated Financial Statements...........................................  Page  4

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..  Page  8

    ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............................  Page 11

PART II - OTHER INFORMATION.........................................................................  Page 13

    ITEM 2.  EXHIBITS AND REPORTS ON FORM 8-K.......................................................  Page 13

                      ZANY BRAINY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                           Thirteen Weeks Ended                Thirty-Nine Weeks Ended
                                     ----------------------------------    ----------------------------------
                                     October 28, 2000  October 30, 1999    October 28, 2000  October 30, 1999
                                     ----------------  ----------------    ----------------  ----------------
                                                 (unaudited)                           (unaudited)
NET SALES                            $         76,408  $         73,902    $        211,566  $        202,306
COST OF GOODS SOLD, including
       occupancy costs                         59,406            52,738             173,733           146,232
                                     ----------------  ----------------    ----------------  ----------------
            Gross profit                       17,002            21,164              37,833            56,074
SELLING, GENERAL, AND
    ADMINISTRATIVE EXPENSES                    28,572            25,825              80,961            70,494
MERGER AND INTEGRATION COSTS                    5,069                 -              14,899                 -
                                     ----------------  ----------------    ----------------  ----------------
            Operating loss                    (16,639)           (4,661)            (58,027)          (14,420)
INTEREST EXPENSE, net                           1,448               337               2,562               804
EQUITY LOSS IN JOINT VENTURE                    3,514                 -               9,304                 -
                                     ----------------  ----------------    ----------------  ----------------
Loss before income tax benefit                (21,601)           (4,998)            (69,893)          (15,224)
INCOME TAX BENEFIT                              8,317               757              26,914             2,925
                                     ----------------  ----------------    ----------------  ----------------
NET LOSS FROM CONTINUING OPERATIONS           (13,284)           (4,241)            (42,979)          (12,299)
                                     ----------------  ----------------    ----------------  ----------------
GAIN FROM DISPOSAL OF DISCONTINUED
    OPERATIONS                                      -             2,500                   -             2,500
                                     ----------------  ----------------    ----------------  ----------------
NET LOSS                             $        (13,284) $         (1,741)   $        (42,979) $         (9,799)
                                     ================  ================    ================  ================
NET LOSS PER COMMON
    SHARE:
        Basic and Diluted            $          (0.43) $          (0.06)   $          (1.38) $          (0.42)
WEIGHTED AVERAGE SHARES
    OUTSTANDING:
        Basic and Diluted                      31,079            30,904              31,067            23,274

        The accompanying notes are an integral part of these statements

                      ZANY BRAINY, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (dollars in thousands except share data)

                                                                October 28,     October 30,    January 29,
                                                                   2000            1999            2000
                                                               -------------   -------------   ------------
                                                                 (unaudited)    (unaudited)     (unaudited)
                         ASSETS
                         ------
CURRENT ASSETS:
   Cash and cash equivalents                                       $   3,427       $     696      $  25,041
   Receivables, net                                                    8,441           8,719          4,880
   Inventories, net                                                  173,618         163,815        106,303
   Deferred tax asset                                                  9,656           6,711          2,308
   Prepaid expenses                                                    3,840           4,949          3,942
                                                               -------------   -------------   ------------
              Total current assets                                   198,982         184,890        142,474

PROPERTY AND EQUIPMENT, net                                           68,350          62,625         63,533
DEFERRED TAX ASSET                                                    26,248           2,024          6,251
OTHER ASSETS, net                                                      1,081             306            389
INVESTMENT IN JOINT VENTURE                                            2,225           5,000          5,000
                                                               -------------   -------------   ------------
                                                                   $ 296,886       $ 254,845      $ 217,647
                                                               =============   =============   ============

           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------

CURRENT LIABILITIES:
   Line of credit                                                  $  86,346       $  31,578      $   4,019
   Accounts payable                                                   70,660          69,577         29,396
   Accrued liabilities                                                19,862          22,650         21,341
   Current portion of long term debt and capitalized lease
     obligations                                                       2,652           1,525          2,578
                                                               -------------   -------------   ------------
              Total current liabilities                              179,520         125,330         57,334
                                                               -------------   -------------   ------------

DEFERRED RENT                                                          8,345           7,224          7,333
                                                               -------------   -------------   ------------
LONG TERM DEBT AND CAPITALIZED LEASE
  OBLIGATIONS, net of current portion                                  3,475           2,476          4,544
                                                               -------------   -------------   ------------
COMMITMENTS AND CONTINGENCIES (NOTE 8)

SHAREHOLDERS' EQUITY:

Convertible Preferred stock, $.01 par value, 5,000,000
    shares authorized at October 28, 2000; 0 shares issued
     and outstanding at October 28, 2000, October 30, 1999
     and January 29, 2000, respectively                                    -               -              -
Common stock, $.01 par value, 100,000,000
    shares authorized at October 28, 2000; 31,079,430,
    30,957,827 and 31,052,116 shares issued and
    outstanding at October 28, 2000, October 30, 1999 and
    January 29, 2000, respectively                                       311             310            311
Additional paid-in capital                                           143,593         142,980        143,504
Accumulated (deficit) earnings                                       (38,358)        (23,475)         4,621
                                                               -------------   -------------   ------------
              Total shareholders' equity                             105,546         119,815        148,436
                                                               -------------   -------------   ------------
                                                                   $ 296,886       $ 254,845      $ 217,647
                                                               =============   =============   ============

        The accompanying notes are an integral part of these statements

                      ZANY BRAINY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                       Thirty-Nine Weeks Ended
                                                                -----------------------------------------
                                                                 October 28, 2000      October 30, 1999
                                                                -------------------    -----------------
                                                                                 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
CONTINUING OPERATIONS
Net loss from continuing operations                                  $      (42,979)      $      (12,299)
Adjustments to reconcile net loss to net cash
            used in operating activities--------
            Depreciation and amortization                                    11,133                8,854
            Provision for deferred rent                                       1,012                2,293
            Merger-related inventory write-down                               8,802                    -
            Equity loss in joint venture                                      9,304                    -
            Deferred income tax benefit                                     (27,345)              (2,818)
            Noncash compensation expense                                        340                    -
            Loss on disposal of assets                                        1,272                    -
            Changes in assets and liabilities--------
              (Increase) decrease in
                  Receivables                                                (3,561)              (4,013)
                  Inventories                                               (76,117)             (98,387)
                  Prepaid expenses                                              102               (1,544)
                  Other assets                                                  (30)                 336
              Increase (decrease) in
                  Accounts payable                                           41,264               44,841
                  Accrued liabilities                                        (1,479)               4,696
                                                                -------------------    -----------------

                      Net cash used in continuing operations                (78,282)             (58,041)


DISCONTINUED OPERATIONS
Gain from disposal of discontinued operating activities                           -                2,500
Change In net liabilities of discontinued operations                              -               (1,303)
                                                                -------------------    -----------------

                      Net cash used in operating activities                 (78,282)             (56,844)
                                                                -------------------    -----------------


CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net                                    (16,046)             (22,674)
Investment in joint venture                                                  (6,862)              (5,000)
                                                                -------------------    -----------------

                      Net cash used in investing activities                 (22,908)             (27,674)
                                                                -------------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit, net                                            82,327               31,578
Net proceeds from sale of common stock                                            -               42,313
Payments on capitalized lease obligations                                    (2,045)              (1,274)
Debt issuance costs                                                            (788)                   -
Proceeds from exercise of stock options                                          82                  584
Proceeds from exercise of warrants                                                -                  130
                                                                -------------------    -----------------

                      Net cash provided by financing activities              79,576               73,331
                                                                -------------------    -----------------


NET (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                        (21,614)             (11,187)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               25,041               11,883

                                                                -------------------    -----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $        3,427       $          696
                                                                ===================    =================

        The accompanying notes are an integral part of these statements

                      ZANY BRAINY, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

        1.      BASIS OF PRESENTATION

        Effective July 26, 2000, Night Owl Acquisition, Inc., our wholly owned subsidiary, and Noodle Kidoodle, Inc. were merged in a tax-free, stock-for-stock transaction that was accounted for as a pooling of interests (the "Merger") (see note 10). Our accompanying historical financial statements have been retroactively restated to include the combined accounts and operations of Zany Brainy, Inc. and Noodle Kidoodle, Inc. as if the Merger had occurred at the beginning of the periods presented. The combined results include certain reclassifications and adjustments to conform the accounting and financial reporting policies of the companies. The financial statements for all periods presented include the results of Noodle Kidoodle, Inc. from the beginning of the periods through the date of the merger.

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

        Operating results for the thirteen and thirty-nine week periods ended October 28, 2000 are not necessarily indicative of the results that may be expected for the year ending February 3, 2001. For further information, refer to the consolidated financial statements and notes thereto included in our registration statement on Form S-4 (registration #333-37612) dated June 21, 2000 for the year ended January 29, 2000, which includes Supplemental Financial Data to reflect the retroactive restatement of the financial statements of Zany Brainy, Inc. and Noodle Kidoodle, Inc. on a combined basis.

        2.      INITIAL PUBLIC OFFERING

        In June 1999, we sold 4,722,669 shares of Common stock at $10.00 per share ($9.30 after an underwriting discount of $.70 per share) in an initial public offering (the "Offering"). All shares of Preferred stock outstanding prior to the Offering were converted into 11,250,273 shares of Common stock. The Offering generated proceeds of $43.9 million ($42.3 million after deducting transaction expenses of $1.6 million). We used $18.4 million to pay down our line of credit balance plus accrued interest and $22.2 million for 18 new store openings, the relocation of the distribution center, new enterprise software and a joint venture investment. The remainder of the net proceeds was used for general corporate purposes.

        3.      SUPPLEMENTAL CASH FLOWS INFORMATION

        For the thirty-nine weeks ended October 28, 2000 and October 30, 1999, we made payments of $1.9 million and $1.1 million, respectively, in interest and payments of $0.9 million and $0.3 million, respectively, for income taxes. Capitalized lease obligations of $1.0 million and $0 were incurred on equipment leases entered into during the thirty-nine weeks ended October 28, 2000 and October 30, 1999, respectively.

        4.      INVENTORIES

        Inventories are valued at the lower of cost (first-in, first-out) or market. Costs associated with certain buying and distribution activities are included in inventories.

        5.      NET LOSS PER SHARE

        Net loss per share is calculated utilizing the principles of Statement of Financial Accounting Standards No. 128, "Earnings per Share". The weighted average impact of all stock options, warrants and Preferred stock was excluded from the calculation of diluted loss per share for all periods presented as they were anti-dilutive due to our net loss (see Note 7).

        6.      LINE OF CREDIT

        In July, 2000 we entered into a three-year credit facility covering a maximum principal amount of $115.0 million, secured by our inventories and other assets, subject to a borrowing base. The borrowing base is defined as a seasonal percentage of eligible inventories. This secured line of credit bears interest at prime rate, or, if we elect, at an annual rate of LIBOR plus 2.0%-2.5% (depending on availability). The line was completed in two parts. An initial $65.0 million portion was completed on July 26, 2000 and replaced our existing $30.0 million bank line. The remaining $50.0 million portion was completed on October 12, 2000 and replaced Noodle Kidoodle's existing $50.0 million facility.

        As of October 28, 2000, we had $86.3 million outstanding on our line of credit and an additional $3.2 million in outstanding letters of credit. As of October 28, 2000, $20.8 million was available under this credit facility.

        7.      COMMON STOCK OPTIONS AND WARRANTS

        As of October 28, 2000, there were options to purchase 3,814,318 shares of common stock outstanding of which options to purchase 2,656,031 shares are currently exercisable at a weighted average price of $4.00. In addition, warrants to purchase 15,000 shares of common stock are outstanding. These warrants have an exercise price of $4.00 per share and expire in January, 2003.

        Information with respect to all options outstanding is as follows:

                                                                                      Weighted
                                                                    Option Price    Average Price
                                                       Shares         Per Share       Per Share
                                                     -----------    -------------   --------------
        Options Outstanding, January 29, 2000         4,347,487     $2.43 - 11.75          $ 5.24

             Granted                                    298,810       2.00 - 5.38            3.09
             Exercised                                  (27,314)      2.43 - 5.25            2.94
             Canceled                                  (804,665)     2.00 - 11.75            6.46
                                                     -----------    -------------   --------------

        Options Outstanding, October 28, 2000         3,814,318     $2.00 - 11.75          $ 4.83
                                                     ===========    =============   ==============


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

        9.      RELATED PARTY TRANSACTIONS

        In October 1999, we formed ZB Holdings LLC, a joint venture with Online Retail Partners, Inc. ZB Holdings LLC was formed for the purpose of developing and operating www.zanybrainy.com, an Internet shopping website, offering its customers comprehensive content, extensive product assortment and related value-added online services. ZB Holdings LLC formed ZanyBrainy.com LLC ("ZanyBrainy.com"), a wholly owned subsidiary, for the purpose of developing and operating such a site. We contributed $5.0 million for the purchase of 100% of the outstanding Preferred interests of ZB Holdings LLC and Online Retail Partners contributed a total of $15.0 million for the purchase of 100% of the Common interests of ZB Holdings LLC. In March 2000, the joint venture partners agreed to contribute another $12.0 million to the joint venture, of which our pro rata contribution was $6.9 million. As of October 28, 2000, both partners held 50% of the voting stock of the joint venture and we had an ownership interest in the joint venture of approximately 52%, on a fully diluted basis.

     As of October 28, 2000, our total investment in ZanyBrainy.com was $11.9 million. While Online Retail Partners agreed to first take all losses of ZanyBrainy.com up to the extent of their capital account, any losses beyond that point require us to recognize losses up to the amount of our investment. As of October 28, 2000, ZanyBrainy.com's cumulative losses exceeded Online Retail Partners' investment. As a result, in the thirteen and thirty-nine weeks ended October 28, 2000, we recognized pre-tax losses from our investment in the joint venture of $3.5 million and $9.3 million, respectively.

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

     Net revenue and net loss for the periods from January 30, 2000 through July 26, 2000 were as follows (in thousands):

        Revenue:
        -------
          Zany Brainy, Inc.                      $84,156
          Noodle Kidoodle, Inc.                   47,758
                                  -----------------------
                         Total                  $131,914
                                  =======================

        Net loss:
        --------
          Zany Brainy, Inc.                     ($13,011)
          Noodle Kidoodle, Inc.                   (4,955)
                                  -----------------------
                         Total                  ($17,966)
                                  =======================

     Effective July 26, 2000, the date of the merger, we recorded an $18.5 million expense for merger, integration and restructuring. During the thirteen weeks ended October 28, 2000, we recorded $5.2 million for similar costs. The breakdown of those costs is as follows (in thousands):

                                                       Twenty-six weeks       Thirteen weeks ended       Thirty-nine weeks ended
                                                     ended July 29, 2000        October 28, 2000             October 28, 2000
                                                    ---------------------    ----------------------     -------------------------
As Part of Cost of Sales:
-------------------------
Inventory write-downs                               $               8,650    $                  152     $                   8,802

As Part of SG&A Expense:
------------------------
Professional fees                                                   5,025                       684                         5,709
Severance and change in control costs                               3,000                       213                         3,213
Training and other related costs                                        -                       559                           559
Grand reopening and related costs                                       -                     1,921                         1,921
Systems conversion and related costs                                    -                       691                           691
Other integration costs                                             1,805                     1,001                         2,806
                                                    ---------------------    ----------------------     -------------------------
                                         Total      $              18,480    $                5,221     $                  23,701
                                                    =====================    ======================     =========================

     Management's restructuring and integration plan relates primarily to the discontinuance and liquidation of product SKU's, and resulted in inventory write-downs of $0.1 million and $8.8 million for the thirteen and thirty-nine weeks ended October 28, 2000, respectively. These costs have been included in cost of goods sold on the accompanying statements of operations. On October 28, 2000, we had $8.2 million accrued for these costs as an inventory reserve on the accompanying balance sheet. Additionally, management's plan includes consolidating Noodle Kidoodle, Inc.'s administrative functions into our headquarters in King of Prussia, PA. We expect to complete management's plan during the next fiscal year. During the fourth quarter of 2000, we expect to incur additional merger and integration costs for the distribution centers, store closures and other costs of approximately $5.4 million.

        The merger and integration charge during the thirteen weeks was expensed as incurred. The utilization of the initial accruals as of the date of the merger is as follows (in thousands):

                                                                            Accrual
                                             Initial                         as of
                                             Accrual       Utilized    October 28, 2000
                                             -------       --------    ----------------
Merger and Integration Costs
----------------------------
Inventory write-downs                        $ 8,650       $    468            $ 8,182
Professional fees                              5,025          4,955                 70
Other integration costs                          905            285                620

Restructuring Costs
-------------------
Severence and change in control costs          3,000          2,608                392
Disposal of property                             900            872                 28
                                            ------------------------------------------
                                Total       $ 18,480       $  9,188            $ 9,292
                                            ==========================================

        11.     SUBSEQUENT EVENT

        In December, 2000, we entered into an agreement with Online Retail Partners, Inc. ("ORP") to dissolve and liquidate our Internet joint venture, ZB Holdings LLC and its wholly owned subsidiary, ZanyBrainy.com LLC. As a result, we have assumed full ownership and control of www.ZanyBrainy.com, our
                                                      ------------------
internet shopping website, through our wholly-owned subsidiary, Zany Brainy Direct LLC, and have assumed all of the joint venture liabilities. Pursuant to the terms of the transaction, in satisfaction of approximately $3 million of ZanyBrainy.com payables to ORP and to pay for ORP's web site services through fiscal year end, we issued to ORP 1.25 million new shares of our common stock and a five-year warrant to purchase an additional one million shares of common stock at an exercise price of $6.00 per share and agreed to pay ORP $1 million. The income statement effect of the dissolution and liquidation of the joint venture is not anticipated to be material. We expect that our Internet operations will continue to incur losses for the foreseeable future.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        We are a specialty retailer of high quality toys, games, books and multimedia products for children, with 188 stores operating in 34 states as of October 28, 2000.

Recent Developments

        On September 15, 2000, Thomas G. Vellios was named President and Acting Chief Executive Officer of Zany Brainy, Inc. and was also elected to the Board of Directors. Mr. Vellios, who had been President of Zany Brainy since January, 1998 and has been with the Company in an executive capacity since November, 1995, succeeded Keith C. Spurgeon, who resigned as Chairman and Chief Executive Officer.

        In December, 2000, we entered into an agreement with Online Retail Partners, Inc. ("ORP") to dissolve and liquidate our Internet joint venture, ZB Holdings LLC and its wholly owned subsidiary, ZanyBrainy.com LLC. As a result, we have assumed full ownership and control of www.ZanyBrainy.com, the
                                                      ------------------
internet shopping website, through our wholly-owned subsidiary, Zany Brainy Direct LLC, and have assumed all of the joint venture liabilities. Pursuant to the terms of the transaction, in satisfaction of approximately $3 million of ZanyBrainy.com payables to ORP and to pay for ORP's web site services through fiscal year end, we issued to ORP 1.25 million new shares of our common stock and a five-year warrant to purchase an additional one million shares of common stock at an exercise price of $6.00 per share and agreed to pay ORP $1 million. We expect that our Internet operations will continue to incur losses for the foreseeable future.

Results of Operations

        The following table sets forth our financial data expressed as a percentage of net sales, and operating data for the periods indicated.

                                               Thirteen Weeks Ended                   Thirty-Nine Weeks Ended
                                      ---------------------------------------  --------------------------------------
                                       October 28, 2000     October 30, 1999    October 28, 2000     October 30, 1999
                                      ------------------   -----------------   -----------------    -----------------
Net sales                                         100.0%               100.0%              100.0%               100.0%
Cost of goods sold/1/                              77.8                 71.4                82.1                 72.3
                                      -----------------    -----------------   -----------------    -----------------
     Gross profit                                  22.2                 28.6                17.9                 27.7
Selling, general and administrative
     expenses                                      37.4                 34.9                38.3                 34.9
Merger and integration costs                        6.6                  0.0                 7.0                  0.0
                                      -----------------    -----------------   -----------------    -----------------
Operating loss                                    (21.8)                (6.3)              (27.4)                (7.2)
Interest expense, net                               1.9                  0.4                 1.2                  0.4
Equity loss in joint venture                        4.6                  0.0                 4.4                  0.0
                                      -----------------    -----------------   -----------------    -----------------
Loss before income tax benefit                    (28.3)                (6.7)              (33.0)                (7.6)
Income tax benefit                                 10.9                  1.0                12.7                  1.5
                                      -----------------    -----------------   -----------------    -----------------
Net loss from continuing operations               (17.4)                (5.7)              (20.3)                (6.1)
Gain from disposal of discontinued
     operations                                     0.0                  3.4                 0.0                  1.2
                                      -----------------    -----------------   -----------------    -----------------
Net loss                                          (17.4%)               (2.3%)             (20.3%)               (4.9%)
                                      =================    =================   =================    =================
Comparable store net sales/2/                      (9.7%)                0.1%              (12.6%)                2.9%
                                      =================    =================   =================    =================
Total number of stores at
     end of period                                  188                  159                 188                  159
                                      =================    =================   =================    =================
Stores opened during period                          17                   20                  27                   42
                                      =================    =================   =================    =================

/1/ Cost of goods sold includes buying, distribution and occupancy costs

/2/ A store becomes comparable in the 14/th/ full month of store operations

Thirteen Weeks Ended October 28, 2000 Compared to Thirteen Weeks Ended October 30, 1999

        NET SALES. Net sales increased $2.5 million, or 3.4%, to $76.4 million in the thirteen weeks ended October 28, 2000 from $73.9 million in the comparable 1999 period. This increase resulted primarily from sales from 29 additional stores opened since the third quarter of last year, and sales from those stores opened in fiscal 1999 which are not yet included in our comparable store sales base, offset by a comparable store sales decrease of 9.7%. The decrease in comparable store sales is primarily attributable to the decline in sales of popular products such as Beanie Babies, Pokemon and Crazy Bones, aggregating 3.9% and 15.5% of sales in 2000 and 1999, respectively, and the resulting decline in store traffic and ancillary purchases.

        We expect these difficult sales comparisons to continue into the fourth quarter of 2000. Additionally, we expect sales of popular products to remain significantly below last year's levels for the remainder of the fiscal year, which could lead to negative comparable store sales results.

        GROSS PROFIT. Gross profit includes all buying, distribution and occupancy costs. Gross profit decreased to 22.2% of net sales for the period, from 28.6% in the comparable 1999 period. The decrease of 6.4% was due to higher distribution costs associated with operating four distribution centers in 2000 and also our inability to leverage occupancy, distribution and buying costs from negative comparable store sales.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses include all direct store level expenses and all corporate level costs not directly associated with or allocable to cost of goods sold. Selling, general and administrative expenses increased $2.7 million, or 10.6% to $28.6 million during the third quarter, from $25.8 million in the same period last year. The dollar increase in selling, general and administrative expenses was primarily attributable to $1.7 million in incremental store payroll and other selling expenses associated with the opening and operation of 29 additional stores following the third quarter of 1999. Corporate expenses remained relatively flat during this period as the company began to realize synergies from the merger. These cost synergies were offset by increased severance costs and higher depreciation. Selling, general and administrative expenses increased to 37.4% of net sales from 34.9% of net sales due to our inability to leverage corporate, store and other expenses from negative comparable store sales.

        MERGER AND INTEGRATION COSTS. During the quarter, we recognized pre-tax merger-related costs totaling $5.2 million related to professional fees, severance and change in control costs, and other expenses.

        INTEREST EXPENSE, NET. Net interest expense was approximately $1.4 million for the period, an increase of $1.1 million from the comparable period in 1999. This increase was due to increased borrowings under our line of credit.

        EQUITY LOSS IN JOINT VENTURE. During the quarter, we recognized losses from ZanyBrainy.com totaling $3.5 million. We expect to continue to recognize operating losses from our Internet operations for the remainder of this fiscal year and next year.

        INCOME TAX BENEFIT. For the thirteen weeks ended October 28, 2000, we recorded an income tax benefit of $8.3 million primarily related to the Federal tax benefit of the net loss, compared to an income tax benefit of approximately $0.8 million for the comparable period in 1999. For the thirteen weeks ended October 30, 1999, no benefit was recorded for Noodle Kidoodle, Inc. with respect to the net operating loss carryforward because they established a valuation allowance. The effective tax rate for the third quarter of fiscal 2000 was 38.5%.

Thirty-Nine Weeks Ended October 28, 2000 Compared to Thirty-Nine Weeks Ended October 30, 1999

        NET SALES. Net sales increased $9.3 million, or 4.6%, to $211.6 million in the thirty-nine weeks ended October 28, 2000 from $202.3 million in the comparable 1999 period. This increase resulted primarily from sales from 29 additional stores opened since the third quarter of last year, and sales from those stores opened in fiscal 1999 which are not yet included in our comparable store sales base, partially offset by a comparable store sales decrease of 12.6%. The decrease in comparable store sales is primarily attributable to the decline in sales of popular products such as Beanie Babies, Pokemon and Crazy Bones, aggregating 5.5% and 14.3% of sales in 2000 and 1999, respectively, and the resulting decline in store traffic and ancillary purchases. We also expect sales of popular products to remain significantly below last year's levels for the remainder of the fiscal year, which could lead to negative comparable store sales results. Starting in the first quarter of 2001, we expect this trend to ameliorate.

        GROSS PROFIT. Gross profit includes all buying, distribution and occupancy costs. Gross profit decreased to 17.9% of net sales for the period, from 27.7% in the comparable 1999 period. This 9.8% decrease was partially due to merger-related costs of $8.8 million (or 4.2% of net sales for the period), which was related to inventory markdowns on merchandise that will not be included in the continuing assortment of the combined company going forward. The balance of the decrease was primarily due to our inability to leverage occupancy, distribution and buying costs from negative comparable store sales.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses include all direct store level expenses, and all corporate level costs not directly associated with or allocable to cost of goods sold. Selling, general and administrative expenses increased $10.5 million, or 14.9%, to $81.0 million during the period, from $70.5 million in the same period last year. The dollar increase in selling, general and administrative expenses was primarily attributable to $5.9 million in incremental store payroll and other selling expenses associated with the opening and operation of 29 additional stores following the third quarter of 1999. Corporate expenses increased approximately $2.1 million during this period to support this additional store growth. Additionally, during the first half of 2000, pre-merger corporate expenses do not reflect any synergies. Selling, general and administrative expenses increased to 38.3% of net sales from 34.9% of net sales due to our inability to leverage corporate, store and other expenses from negative comparable store sales.

        MERGER AND INTEGRATION COSTS. During the thirty-nine weeks ended October 28, 2000, we recognized pre-tax merger-related costs totaling $23.7 million of which $8.8 million was included in cost of goods sold and $14.9 million was related to professional fees, severance costs and other expenses.

        INTEREST EXPENSE, NET. Net interest expense was approximately $2.6 million for the period, an increase of $1.8 million from the comparable period in 1999. This increase was due to increased borrowings under our line of credit.

        EQUITY LOSS IN JOINT VENTURE. During the thirty-nine weeks ended October 28, 2000, we recognized losses from ZanyBrainy.com totaling $9.3 million. We expect to continue to recognize operating losses from our Internet operations for the remainder of the fiscal year.

        INCOME TAX BENEFIT. For the thirty-nine weeks ended October 28, 2000, we recorded an income tax benefit of $26.9 million primarily related to the Federal tax benefit of the net loss, compared to an income tax benefit of approximately $2.9 million for the comparable period in 1999. For the thirty-nine weeks ended October 30, 1999, no benefit was recorded for Noodle Kidoodle, Inc. with respect to the net operating loss carryforward because they established a valuation allowance. The effective tax rate for the thirty-nine weeks ended October 28, 2000 was 38.5%.

LIQUIDITY AND CAPITAL RESOURCES

        We require cash principally to finance capital investment in new stores, new store inventories, our Internet operations, seasonal working capital and losses during non-profitable quarters. We opened 27 stores through the thirty-nine weeks ended October 28, 2000.

        Cash flows used in operating activities were $78.3 million for the thirty-nine weeks ended October 28, 2000, an increase of $21.4 million over the same period for the previous year. The increase was primarily a result of an increase in the net loss before deferred income tax benefit, partially offset by a lower increase in inventory, net of payables.

        Cash flows used in investing activities were $22.9 million for the thirty-nine weeks ended October 28, 2000, a decrease of approximately $4.8 million over the same period for the previous year.

        Cash flows provided by financing activities during the thirty-nine weeks ended October 28, 2000 were principally provided through net borrowings on our credit facilities of $82.3 million. For the comparable period last year, cash was principally provided by the proceeds of the initial public offering of $42.3 million and by net borrowings on the credit line of $31.6 million. We were in compliance with all debt covenants as of October 28, 2000 and expect to continue to be in compliance next year.

        In July, 2000 we entered into a three-year credit facility covering a maximum principal amount of $115.0 million, secured by our inventories and other assets, subject to a borrowing base. The borrowing base is defined as a seasonal percentage of eligible inventories. This secured line of credit bears interest at prime rate, or, if we elect, at an annual rate of LIBOR plus 2.0%-2.5% (depending on availability). The line was completed in two parts. An initial $65.0 million portion was completed on July 26, 2000 and replaced our existing $30.0 million bank line. The remaining $50.0 million portion was completed on October 12, 2000 and replaced Noodle Kidoodle's existing $50.0 million facility. As of October 28, 2000, we had $86.3 million outstanding on our line of credit and an additional $3.2 million in outstanding letters of credit. As of October 28, 2000, $25.0 million of the outstanding line was at an interest rate of 8.69%, $48.0 million was at a rate of 8.619%, and $13.3 million was at a rate of 9.5%.

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

Internet Sales Channel

        In October 1999, we formed ZB Holdings LLC, a joint venture with Online Retail Partners, Inc. ZB Holdings LLC was formed for the purpose of developing and operating www.zanybrainy.com, an Internet shopping website, offering its customers comprehensive content, extensive product assortment and related value-added online services. ZB Holdings LLC formed ZanyBrainy.com LLC ("ZanyBrainy.com"), a wholly owned subsidiary, for the purpose of developing and operating such a site. We contributed $5.0 million for the purchase of 100% of the outstanding Preferred interests of ZB Holdings LLC and Online Retail Partners contributed a total of $15.0 million for the purchase of 100% of the Common interests of ZB Holdings LLC. In March 2000, the joint venture partners agreed to contribute another $12.0 million to the joint venture, of which our pro rata contribution was $6.9 million. As of October 28, 2000, both partners held 50% o the voting stock of the joint venture and we had an ownership interest in the joint venture of approximately 52%, on a fully diluted basis.

        As of October 28, 2000, our total investment in ZanyBrainy.com was $11.9 million. While Online Retail Partners agreed to first take all losses of ZanyBrainy.com up to the extent of their capital account, any losses beyond that point require us to recognize losses up to the amount of our investment. As of October 28, 2000, ZanyBrainy.com's cumulative losses exceeded Online Retail Partners' investment. As a result, in the thirteen and thirty-nine weeks ended October 28, 2000, we recognized pre-tax losses from our investment in the joint venture of $3.5 million and $9.3 million, respectively.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

    CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE
                       SECURITIES LITIGATION ACT OF 1995

        This report and the documents incorporated by reference herein contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report and the documents incorporated herein by reference, the words "anticipate," "believe," "estimate," and similar expressions are generally intended to identify forward-looking statements. Forward-looking statements include, among others, the statements about the following: the effect of pending legal actions; the expectation of continuing losses from our Internet operations; our continuing compliance with all debt covenants of our credit facility; the sufficiency of our operating cash flow and financing arrangements over the next 12 months; the dollar amount of the merger-related charges; our expectations with respect to future sales of popular products and comparable store sales; and the timing and impact of any losses associated with the Internet business.

        There are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements including, but not limited to, the following: a decline in the level of demand for our products, including popular products; actions by our competitors; a decline in general economic and business conditions and in the specialty retail or toy industry in particular; unexpected costs and difficulties associated with the integration of the operations of Noodle Kidoodle, Inc. and Zany Brainy, Inc.; our ability to successfully operate the Internet shopping site and continue to work with Online Retail Partners and Submitorder.com; the availability of product and our ability to replenish product on a timely basis; our ability to successfully manage our inventory; unanticipated cash requirements to support current operations or expansion of our business; the availability and cost of additional capital to fund our operations or that of ZanyBrainy.com; unanticipated liabilities and obligations arising from the end of the Internet joint venture and the integration of the Internet operations into Zany Brainy Direct LLC; and our ability to attract, train and retain highly qualified associates. These and other risks and uncertainties affecting Zany Brainy, Inc. are discussed in greater detail in this report and in other filings by Zany Brainy, Inc. with the Securities and Exchange Commission.

PART II - OTHER INFORMATION

ITEM 2: EXHIBITS AND REPORTS ON FORM 8-K

       (a)     Exhibits:

               10.1 - Amended and Restated Employment Agreement dated September
                      15, 2000 between Zany Brainy, Inc. and Thomas G. Vellios

               10.2 - Amendment to Incentive Stock Option Grants dated September
                      15, 2000 between Zany Brainy, Inc. and Thomas G. Vellios

               10.3 - Plan of Dissolution dated as of December 4, 2000 by and among ZanyBrainy.com LLC, ZB Holdings LLC, Children's Equity LLC, Zany Brainy Direct LLC, Zany Brainy, Inc., and Online Retail Partners Inc.

               10.4 - Stock Purchase Agreement dated as of December 4, 2000 by and between Zany Brainy, Inc. and Online Retail Partners Inc.


               27.1 - Financial Data Schedule

               (b)    Reports on Form 8-K:

               None filed.

                                  SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Zany Brainy, Inc.

Date: December 12, 2000                         By: /s/ /Thomas G. Vellios
     ------------------                                 ------------------------
                                                        Thomas G. Vellios
                                                        President & Acting Chief
                                                        Executive Officer

Date: December 12, 2000                         By: /s/ Robert A. Helpert
     ------------------                                 ------------------------
                                                        Robert A. Helpert
                                                        Chief Financial Officer,
                                                        Secretary and Treasurer

                                 EXHIBIT INDEX

Exhibit             Description
Number

10.1 Amended and Restated Employment Agreement dated September 15, 2000 between Zany Brainy, Inc. and Thomas G. Vellios

10.2 Amendment to Incentive Stock Option Grants dated September 15, 2000 between Zany Brainy, Inc. and Thomas G. Vellios

10.3 Plan of Dissolution dated as of December 4, 2000 by and among ZanyBrainy.com LLC, ZB Holdings LLC, Children's Equity LLC, Zany Brainy Direct LLC, Zany Brainy, Inc., and Online Retail Partners Inc.

10.4 Stock Purchase Agreement dated as of December 4, 2000 by and between Zany Brainy, Inc. and Online Retail Partners Inc.

27.1                Financial Data Schedule