Form 10-K
period 2001-02-03
ZANY BRAINY INC
filed 2001-05-21
CIK 1082193

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                   PURSUANT TO SECTIONS 13 AND 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

         FOR THE FISCAL YEAR ENDED FEBRUARY 3, 2001

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

                    Common Stock, par value $.01 per share
                              Title of Each Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of May 15, 2001, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $10,642,888. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as reported on the Nasdaq National Market on such date.

As of May 15, 2001, there were 32,329,177 shares of the registrant's Common Stock outstanding.

                                 ZANY BRAINY, INC.
                                     FORM 10-K
                        FISCAL YEAR ENDED FEBRUARY 3, 2001
                                       INDEX




Number                                                                                          Page
------                                                                                          ----
PART I

    ITEM 1.      BUSINESS                                                                        1

    ITEM 2.      PROPERTIES                                                                      9

    ITEM 3.      LEGAL PROCEEDINGS                                                              10

    ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                            10

PART II

    ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                    STOCKHOLDER MATTERS                                                         10

    ITEM 6.      SELECTED FINANCIAL DATA                                                        10

    ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS                               13

    ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                    MARKET RISK                                                                 18

    ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                    18

    ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE                                         18

PART III

    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                 18

    ITEM 11. EXECUTIVE COMPENSATION                                                             21

    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT                                                                  23

    ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                     23

PART IV

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                    ON FORM 8-K                                                                 25

     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                                 F-1

                                    PART I

ITEM 1: BUSINESS

GENERAL

Unless the context indicates otherwise, the terms "we," "our," "us" and "Zany Brainy" refer to Zany Brainy, Inc. and, where appropriate, one or more of its subsidiaries.

Zany Brainy is a leading specialty retailer of high quality toys, games, books and multimedia products for kids. We sell products that entertain, educate and spark the imaginations of children up to 12 years of age.

We were incorporated in 1991 and opened our first store in Wynnewood, Pennsylvania in the same year. We opened 27 new stores during the year ended February 3, 2001 and, as of the end of the fiscal year, we operated 188 stores in 34 states.

RECENT DEVELOPMENTS

On February 28, 2001, we received a letter from our former lender under our old credit facility notifying us that we failed to comply with a number of covenants under the old credit facility and that such failures constituted events of default under the credit facility. On March 9, 2001, our former lender sent us another letter notifying us that as a result of the events of default, our interest rate for the loans under the credit facility was being increased to the default rate of interest, which is the prime rate plus 200 basis points, or 9% as of May 17, 2001.

On May 1, 2001, we received a letter from The Nasdaq Stock Market, Inc. indicating that we failed to meet the continued listing requirements for minimum bid price under the Nasdaq National Market rules, specifically, our common stock failed to maintain a minimum bid price of $1.00 over 30 consecutive trading days as required by the Nasdaq National Market minimum bid price rules. Therefore, our securities are subject to delisting from the Nasdaq

National Market. Zany Brainy has requested a hearing before a Nasdaq Listings Qualifications Panel to appeal the staff determination.

On May 8, 2001, we suspended our offerings of product sales on the internet site. We currently offer merchandise at either our retail locations or through our catalogs with toll-free ordering.

On May 15, 2001 (the "Petition Date"), we and Children's Products, Inc., Children's Development, Inc., Noodle Kidoodle, Inc., Children's Distribution, LLC and Zany Brainy Direct, LLC (collectively, the "Debtors"), filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). We are managing our businesses as debtors-in-possession. Our rapid growth this past year, which included the acquisition of 60 Noodle Kidoodle stores, the opening of 25 new Zany Brainy stores and substantial investment in our internet strategy presented significant operational challenges. These factors, along with a difficult retail climate, compounded by an absence of "hot" product, led to a decline in our sales which caused liquidity issues that precipitated our filing for Chapter 11 protection.

Subsequent to the commencement of the Chapter 11 cases, the Debtors sought and obtained several orders from the Bankruptcy Court which were intended to stabilize their businesses and enable the Debtors to continue business operations as debtors-in-possession. To date, the most significant of these orders (i) permitted the Debtors to operate their consolidated cash management system during the Chapter 11 cases in substantially the same manner as it was operated prior to the commencement of the Chapter 11 cases; (ii) authorized payment of pre-petition wages, vacation pay, and employee benefits and reimbursement of employee business expenses; (iii) authorized payment of pre-petition sales and use taxes owed by the Debtors; (iv) authorized the Debtors to pay certain pre-petition obligations to critical vendors, common carriers and workers' compensation insurance to aid the Debtors in maintaining operation of their businesses; and (v) authorized the Debtors to obtain interim and final Debtor-in-possession financing.

In bankruptcy, the rights of, and the Debtors' ultimate payments to, prepetition creditors and our shareholders may be substantially altered. This could result in claims being liquidated in the bankruptcy cases at less (and possibly substantially less) than 100% of their face value, and the equity of our common shareholders being diluted or cancelled. The Bankruptcy Code provides that the Debtors have an exclusive period during which only they may propose and file and solicit acceptances of a plan of reorganization. This period may be extended upon request of the Debtors and subsequent Bankruptcy Court approval. If the Debtors fail to file a plan of reorganization during the exclusive period, as extended, or, after such plan has been filed, if the Debtors fail to obtain acceptance of such plan from the requisite classes of creditors and equity security holders during the exclusive solicitation period, any party in interest may file their own plan or reorganization for the Debtors.

Due to material uncertainties, it is not possible to determine the additional amount of claims that may arise or ultimately be filed, or to predict the length of time the Debtors will operate under the protection of Chapter 11 of the Bankruptcy Code, the outcome of the bankruptcy cases in general, whether the Debtors will continue to operate under their current organizational structure, or the effect of the cases on the Debtors' business or on the claims and interests of the various creditors and security holders.

On May 16, 2001, the Bankruptcy Court approved, on an interim basis, our $115 million debtor-in-possession credit facility (the DIP Facility") with Wells Fargo Retail Finance L.L.C. and on May 17, 2001, our former lender was paid for all outstanding borrowings and our prior credit facility was terminated. On May 17, 2001, we had an outstanding balance on our DIP Facility of $46,592,027 and remaining borrowing capacity of $17,229,635. The final hearing on the DIP Facility is currently scheduled for June 6, 2001.

ZANY BRAINY STORES

Store Design

We design our stores to be bright, colorful and inviting for children and adults. Our current store prototype is approximately 10,600 square feet and contains 12 major categories of products. Large banners with unique graphics identify each of these categories to enable customers to find specific items quickly. Our stores are carpeted and have low shelving to encourage children to see, touch and play with our products. Departments are located around the perimeter of the store in a "racetrack" style to promote browsing and impulse sales. We have a play center in our stores which provides seating so adults can comfortably play with their children. We typically locate our Showtime Theater, which is used to show the latest video releases, adjacent to the play center so we can combine the two spaces to accommodate larger special events. A reading area is situated next to our book department, and software demonstration stations are placed near our multimedia department to encourage sampling of these items.

Merchandise Selection

We strive to carry over 12,500 stock keeping units from more than 400 suppliers in 20 different countries. While our products generally range in price from less than one dollar up to $200, the average price paid for a single product is approximately $10. We present our merchandise across 12 product categories to satisfy a broad spectrum of customer needs. Our extensive selection of merchandise includes:

                Category                         Description
                --------                         -----------
                Brainy Games and Puzzles         Board games and puzzles
                Bright Start                     Toys for ages up to three
                Creativity                       Arts and crafts supplies and kits
                Good Sports                      Indoor and outdoor sport-theme toys
                Kidtronics                       Electronic learning aids and musical instruments
                Let's Pretend                    Pretend play, dress up and doll houses
                Our Planet                       Science-related toys
                Plush and Dolls                  Stuffed animals and dolls
                Young Builders                   Building toys and trains
                Books                            Over 6,500 titles
                Multimedia                       Software, audio and video
                Video Games                      Video game software and hardware

We regularly offer numerous limited distribution, innovative products. We also work closely with several specialty suppliers to secure exclusive product or licensing arrangements. In addition, we supplement our merchandise offering with our own product development efforts, including products under such brand names as "Dream Dough," "Hugs-n-Snugs," "Ready, Set, Grow!" and "Kidstruments."

Store Associates

We actively recruit educators, child care providers and back-to-work parents as store employees because we believe that these people are most likely to possess respect and affection for children, and an appreciation of how children learn through play. Our sales associates receive approximately 25 hours of training within their first month of employment and are tested before they are designated a "Certified Kidsultant." In addition, some of our sales associates receive supplemental training to become specialists in various areas including books, multimedia and events.

After the merger with Noodle Kidoodle, all Noodle employees received a similar level of training to offer consistent service across the chain.

Our stores generally are staffed with a general manager, three assistant managers, four specialists, and a varying number of part-time sales associates, depending on store volume and time of year. A general manager and three assistant managers, who may be specialists, typically manage each store, and are responsible for building relationships within the community. The operations of each store are supervised by one of 17 district managers who each report to the vice president of stores.

Store Locations

As of May 17, 2001, we operated 187 stores in 34 states. We select geographic markets and store sites on the basis of demographic information, quality and nature of co-tenants, store visibility and accessibility. Key demographics include population density, household income, the number of households with children and education level. We locate our stores primarily in suburban strip or power centers as well as in selected freestanding locations. We typically seek sites with co-tenants that are strong, destination and lifestyle-oriented retailers or high quality supermarkets.

Competitive Pricing

We price our products competitively, but do not attempt to be the discount leader in a given market. We do, however, maintain a policy of matching our competitors' advertised prices.

Marketing

We use direct mail and newspaper advertising to promote Zany Brainy products and to increase awareness of our stores and brand. We primarily rely on direct mail advertising, which allows us to capitalize on our internally generated customer database. A variety of direct mail pieces, including our large, color "Zany Zone" catalog, are mailed throughout the year to both current and prospective customers. We also use full color newspaper inserts for broader consumer reach during our peak selling periods. We advertise most heavily during the Christmas holiday and back-to school seasons; however, during the integration period, we targeted the former Noodle stores with supplemental marketing materials to support the integration of the stores into Zany Brainy and the name change of those stores from Noodle Kidoodle to Zany Brainy. The majority of this activity was in the third quarter.

Special Events Program

We publish a monthly calendar of free events for our stores. Each of our stores hosts regular daily activities for kids, including creative arts and crafts activities, character and author appearances and mini-concerts by nationally known children's performers. Our stores also feature several interactive areas, including play centers and software demonstration stations. In addition, we show movies throughout the day at our Showtime Theater.

INTERNET SALES

In December, 2000, we entered into an agreement with Online Retail Partners, Inc. ("ORP") to dissolve and liquidate our Internet joint venture, ZB Holdings LLC and its wholly owned subsidiary, ZanyBrainy.com LLC. As a result, we assumed full ownership and control of www.zanybrainy.com, our internet shopping Website, and assumed all of the joint venture liabilities. On May 8, 2001, we suspended our offering of product sales on the internet site until further notice. Future availability for online shopping is subject to the outcome of the bankruptcy and the availability of resources to support the site. Customers who connect to Noodle Kidoodle, Inc.'s website are automatically linked to www.zanybrainy.com, where shoppers are notified that the site has been suspended. The internet operation has not been profitable since its launch in October 1999 and it is anticipated to continue to incur losses when and if a re-launch takes place.

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

DISTRIBUTION

We currently operate three distribution centers that are located in Swedesboro, New Jersey, Phillipsburg, New Jersey and Murfreesboro, Tennessee. The distribution centers are approximately 250,000, 269,000 and 225,000 square feet, respectively. Approximately 80% of our products are distributed through these facilities and the balance is shipped to the stores directly by the manufacturer or supplier. Our automated inventory replenishment system is designed to optimize the inventory levels at each of our stores. This computerized system retrieves sales information from our stores, enabling us to pick, price and ship products to each of our stores on a weekly basis.

We are currently using a third party to process damaged inventory to be returned to the vendor.

In addition, internet and catalog orders as well as some seasonal sales have traditionally been handled by third party distributors. Before we suspended our offering of product sales on our internet site, such sales were shipped by an outside warehouse managed by SubmitOrder, Inc. in Columbus, Ohio. We are currently continuing to fulfill catalog orders from this location. A distribution center located in Cherry Hill, New Jersey was utilized in the past during seasonal months to ship additional products and was managed by a third party distributor.

COMPETITION

The toy retailing market is highly competitive and comprised of:

               .    mass market retailers, including superstores such as Toys
                    "R" Us and discounters such as Wal-Mart and Target;
               .    smaller format specialty educational and creative toy and
                    game retailers;
               .    non-toy specialty retailers, such as traditional book,
                    music, video and software retailers;
               .    Internet-only retailers such as SmarterKids.com; and
               .    a variety of other retailers offering a subset of our
                    products including card and gift shops, craft stores and department stores.

MANAGEMENT INFORMATION SYSTEMS

In the first quarter of 2000, we completed the replacement of SFR, our existing business-wide software package, with JDA, a business-wide software package that supports our major back-office functions, including buying, replenishment, physical distribution, general ledger and payables. JDA provides greater forecasting capabilities and more advanced replenishment and trend algorithms than SFR.

At the store level, we utilize a point-of-sale system to capture sales transactions that include price look-up, UPC scanning, check and credit authorization and zip code capture. Our store systems are designed to interface with JDA to automatically replenish inventory, by stock-keeping unit, to each store. We also analyze this information to tailor our merchandise assortment, determine markdowns, generate forecasts and evaluate product and supplier performance.

After the merger, Noodle Kidoodle Inc.'s systems, were converted to JDA, with the exception of the former Noodle Kidoodle stores' point of sale systems, that are designed to interface with JDA for reporting purposes.

PROPRIETARY RIGHTS

To protect our proprietary rights, we generally rely on copyright, trademark and trade secret laws, and confidentiality agreements with employees and third parties and license agreements with consultants and suppliers.

Each of "Zany Brainy," "A Zillion Neat Things for Kids," "Zany Brainy and Design," "Zany Zone," "Price Chomper," "Noodle Kid Design," "Oodles and Oodles of Fun Things to Learn," "Noodle Kidoodle," "Kids Learn Best When They're Having Fun," "My Little Play Pals," "Dolls to Love," "Kidstruments," "Why Take an Extraordinary Kid to an Ordinary Toy Store?," "Free Fun Every Day," "ZanyBrainy.com and Design," "Oceanmotion," "ZanyBrainy.com," "Dream Dough" and "Kidsultant" have been registered as a service mark and/or trademark with the United States Patent and Trademark Office. In addition, we have numerous pending applications for trademarks. We have registered "zanybrainy.com," "zb.com" and numerous other related URL's as Internet domain names.

BACKLOG AND SEASONALITY

Backlog is not considered relevant to an understanding of our business. Our business is highly seasonal and approximately 47% of our revenue occurred in the fourth quarter of fiscal 2000. As a result, we increase levels of inventory during the months of August through November in order to meet seasonal requirements.

EMPLOYEES

As of February 3, 2001, we employed approximately 4,000 employees, approximately 1,500 of whom were employed full-time. We also employ additional personnel during peak selling periods. We consider our relationships with our employees to be good. None of our employees are covered by collective bargaining agreements.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The following risk factors and other information included in this Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we confront. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occurs, our business, financial condition and operating results could be materially adversely affected.

Our bankruptcy filing may have detrimental effects on our business

     Our bankruptcy filing could present us with additional challenges, including: possible problems with our relationships with our creditors, customers, suppliers and employees; the availability of inventory for our stores; the ability to confirm and implement a plan of reorganization; our ability to comply with covenants in our debtors-in-possession credit facility; and the availability of financing and refinancing.

     Due to the Chapter 11 filing, substantially all of our liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization. If it is determined that the liabilities subject to compromise in the Chapter 11 cases exceed the fair value of the assets, unsecured claims may be satisfied at less than 100% of their face value and the equity interests of the Company's shareholders would be substantially (if not completely) diluted or cancelled. It is impossible at this time to predict the actual recovery, if any, to which creditors and shareholders may be entitled.

     The reaction to our bankruptcy by our vendors and creditors could also greatly impact our business. We will strive to retain our strong relationships with our vendors, but it is possible that should our vendors continue to supply our business, they will do so on different terms than they have in the past.

     Our bankruptcy filing may also impact our ability to attract and retain management and store personnel. While we intend to seek authority from the Bankruptcy Court to implement a program to retain and provide incentives to key executive management personnel, if one or more members of our executive management team were unable or unwilling to continue in their present positions due to concerns over our financial viability, our operations could suffer. Our operations also depend on hiring and retaining quality managers and sales associates in our stores. Because of the publicity over our recent bankruptcy filing, it may become more difficult for us to hire or retain store personnel. If we are unable to hire and retain sales associates capable of providing a high level of customer service, our brand and reputation could be damaged. If we are unable to attract and retain management and store personnel, our sales could decline.

     Because of the publicity surrounding our bankruptcy filing, our customers' confidence in our viability going forward may decline and some of our customers may choose not to shop in our stores.

     Our ability to generate cash depends on many factors beyond our control. Our ability to make scheduled payments of principal, to pay interest on and to refinance our indebtedness, or to fund planned expenditures for inventory and other business needs will depend upon our future performance. Our future performance is, to a certain extent, subject to general economic, financial, competitive and other factors that are beyond our control.

Restrictive loan covenants may limit our ability to take various corporate actions

     The availability of capital will continue to be extremely limited while we operate under the protection of Chapter 11. New sources of financing are questionable and numerous uncertainties will continue to exist until the Debtors have a confirmed plan or reorganization.

     Our DIP Facility contains covenants that require us to satisfy ongoing financial requirements and which limit our ability to borrow additional money, pay dividends, divest assets, make additional corporate investments and increase compensation paid to directors, officers and senior management employees. Our DIP Facility also prohibits a change in control.

     Under the DIP Facility, our borrowing availability is tied to a percentage of eligible inventory. Such formula currently includes limitations based on a percentage of the value of eligible inventory that adjusts seasonally, and a general limitation that we cannot borrow any amounts that exceed 100% of the liquidation value of eligible inventory. The amounts calculated based on eligible inventory are subject to additional reserves imposed by the bank.

Our common stock could be delisted

     The shares of our common stock are currently listed on the Nasdaq National Market. Because of a decline in the share price of our common stock, we received a letter from Nasdaq stating that Nasdaq has determined that we have failed to meet the minimum requirements for listing on the Nasdaq National Market and that our common stock will be delisted. We have requested a hearing before a Nasdaq Listing Qualifications Hearing Panel to appeal the staff determination. We cannot assure you that the Panel will grant our request for continued listing.

     Nasdaq requirements for continued listing include minimum standards relating to net tangible assets, public float, number of market makers and shareholders and maintaining a minimum bid price of $1.00. Our bid price has been below $1.00 for significantly more than 30 days, and the bid price may never return to $1.00 or higher.

         If our common stock is delisted from the Nasdaq National Market:

         . Our common stock may be quoted in the non-Nasdaq over-the-counter market on either NASD's OTC Bulletin Board or the "Pink Sheets;" and

         . We would be subject to an SEC rule concerning the trading of so-called penny stocks. Under this rule broker-dealers who sell securities governed by the rule to persons who are not established customers or accredited investors must make a special suitability determination and must receive the purchaser's written consent to the transaction prior to the sale.

         Delisting could make trading our shares more difficult for broker-dealers, shareholders and investors, potentially leading to further declines in share price. It would also make it more difficult for us to raise additional capital. As a result, an investor may find it more difficult to sell our common stock or to obtain accurate quotations of the share price of our common stock.

On May 15, 2001, Nasdaq has halted trading in our Common Stock due to our Chapter 11 filing. Until we provide additional information to Nasdaq about the reasons for our Chapter 11 filing and our current financial condition, it is unlikely that trading will resume.

Our principal book distributor has provided notice of termination of our relationship which may adversely affect our business.

       In mid-1998 we entered into a relationship with a subsidiary of Ingram Industries, Inc. ("Ingram") to be our principal book distributor. On April 4, 2001, Ingram notified us that it intended to terminate our relationship effective June 3, 2001.

       We believe that we will be able to replace Ingram on comparable terms; however, we have not entered into a new relationship or relationships and cannot assure that we will be able to do so. Even if we do enter into a new relationship or relationships, we cannot assure that we will have the same product selection or that the relationship will be on the same terms.

Our business is highly seasonal, and our annual results are highly dependent on the success of our Christmas selling season

       Seasonal shopping patterns affect our business. A significant portion of our sales occurs in the fourth quarter (47% in fiscal 2000) coinciding with the Christmas holiday shopping season. Therefore, our results of operations for the entire year depend largely on our fourth quarter results. Typically, we have not been profitable in any quarter other than the fourth quarter of any fiscal year, and we expect this trend to continue. Factors that could cause our sales and profitability to suffer include:

          .    the availability of and customer demand for particular products;
          .    adverse weather conditions;
          .    unfavorable economic conditions;
          .    inability to hire adequate personnel;
          .    inability to maintain appropriate inventory levels; and

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


We may never relaunch www.zanybrainy.com which may negatively impact our brand and sales.

Our operations could be disrupted if information systems fail

     Our business depends on the efficient and uninterrupted operation of our computer and communications software and hardware systems. We regularly make investments to upgrade, enhance and replace our systems.

     On May 8, 2001, we suspended our offering of product sales on our internet site until further notice. We believe continued customers' access to www.zanybrainy.com is important for our success and the perception of our brand. Future availability for online shopping is subject to the outcome of the bankruptcy and the availability of resources to support the site. There can be no guarantee that a re-launch will be possible or successful. The failure to maintain www.zanybrainy.com may cause us to lose customers and may tarnish our brand. Should the re-launch occur, the Website may experience occasional system interruptions that make the Website unavailable or prevent us from efficiently fulfilling orders. These interruptions may reduce the volume of goods sold, the attractiveness of products and services offered and damage our reputation. Additional software, hardware and other resources may be necessary to relaunch the website. We cannot accurately project the timing of a relaunch or the costs associated with a relaunch.

     We have no formal disaster recovery plan to prevent delays or other complications arising from information systems failure. Our business interruption insurance may not adequately compensate us for losses that may occur.

Competition from mass market retailers and discounters, which have greater brand recognition and financial and other resources, may have a negative impact on our sales

     Many mass market retailers and discounters, such as Toys "R" Us, Wal-Mart and Target, have much greater brand recognition and greater financial, marketing and other resources than ours. We could be at a disadvantage in responding to these competitors' merchandising and pricing strategies, advertising campaigns and other initiatives. Several of these competitors, including Toys "R" Us, have launched successful Internet shopping sites which compete with our stores. In addition, an increase in focus on the specialty retail market or the sale by these competitors of more products similar to ours could cause us to lose market share.

Competition from smaller format, specialty educational and creative toy retailers may impair our sales growth

     Our direct competitors are smaller format, specialty educational and creative toy and game retailers. These retailers could impede our ability to increase our sales.

Competition from non-toy specialty retailers, which compete with our children's book and software businesses, could limit our ability to expand in these categories

     Non-toy specialty retailers, such as Barnes & Noble and Best Buy, are competing with our children's book and software businesses. We believe that some of these competitors have exclusivity restrictions in their leases that restrict co-tenants from selling similar products. Such restrictions could significantly hinder our sales by limiting our ability to sell certain products at those sites.

Competition from internet-only retailers, which may have a cost advantage and reach a broader market, may have a negative impact on our business

We face competition from internet-only retailers, such as Amazon.com.

Competition from all of our competitors could cause our sales and profitability to suffer.

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

Our dependence on foreign manufacturers for our merchandise could cause our sales to suffer

     We do not own or operate any manufacturing facilities. Instead, we buy all of our products from manufacturers and distributors. In 2000, we imported approximately 14% of our purchases, including most of our private label products, directly from foreign manufacturers. In addition, we believe that a significant portion of the products that we purchase from domestic suppliers is manufactured abroad. We anticipate that our dependence on foreign-sourced merchandise will increase. We are subject to the following risks inherent in relying on foreign manufacturers:

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

Customer loyalty to the Noodle Kidoodle, Inc. brand name could cause our business to suffer

     Customer loyalty to the Noodle Kidoodle, Inc. brand name presents a continued risk associated with the awareness of Noodle Kidoodle customers with the Zany Brainy brand, which could adversely affect sales.

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

     It is also common in the toy industry for some popular products, such as Pokemon and Beanie Babies, to achieve high sales, but for unpredictable periods of time. Consumer demand for popular products can and does decrease significantly without warning. If we are unable to identify new products that will enjoy strong consumer demand, we may lose customers and reduce customer traffic in our stores, which will result in a decline in sales. The introduction of new products may also depress sales of existing products. In addition, a decrease in the demand for popular products may negatively effect comparable store sales. Moreover, because we sell only those products that conform to our product mission, we may choose not to sell some products that our customers desire and thus lose potential sales.

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

We also currently own one distribution center in Phillipsburg, New Jersey and lease two distribution centers in Swedesboro, New Jersey and Murfreesboro, Tennessee. The distribution centers are approximately 269,000, 250,000 and 225,000 square feet, respectively. The Swedesboro distribution center lease has an initial term of five years with two five-year renewal options. There is also an option to expand the distribution center by a minimum of 100,000 and up to 250,000 square feet. The Murfreesboro distribution center lease has an initial term of 10 years with one five-year renewal option.


We lease all of our stores. Initial lease terms are generally for ten years, and most leases contain multiple five-year renewal options. We generally select a new store site 6-18 months before its opening. Our stores are primarily in suburban strip or power shopping centers as well as in selected freestanding locations. During 2000, we signed 27 new leases for stores we opened in 2000. We plan to open no new stores in 2001.

On April 1, 2001, we closed one store location in Hartsdale, New York.

ITEM 3: LEGAL PROCEEDINGS

We are from time to time involved in litigation that we believe ordinarily accompanies a retail business. In addition, in the months preceding our bankruptcy filing, we became involved in numerous actions, including actions by our two largest creditors, Valley Media and Ingram, relating to our nonpayment for services or goods. Although the amount of any liability that could arise with respect to currently pending actions cannot be estimated, we do not believe that any of our pending or threatened litigation will result in an outcome that would materially affect our business.

Bankruptcy Filings

On May 15, 2001, we and five of our subsidiaries filed voluntary petitions under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware.

Our Chapter 11 cases have been assigned Chapter 11 Case Nos. 01-1744 through 01-1749. The cases have been consolidated for procedural purposes only and are being administered jointly pursuant to an order entered on May 16, 2001. Each of the Debtors continues to operate its business and manage its property as a debtor-in-possession pursuant to sections 1107 and 1108 of the Bankruptcy Code. As a result of the bankruptcy filings, litigation relating to prepetition claims against the Debtors is stayed. The Chapter 11 case is discussed in greater detail in Note 2 to the consolidated financial statements.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2000.

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the Nasdaq National market (ticker symbol: ZANYQ). The following table sets forth the high and low sales prices of our common stock as reported on Nasdaq since our initial public offering in June 1999. For current price information, shareholders are urged to consult publicly available sources.

As of May 15, 2001, there were approximately 1,118 holders of record of Zany Brainy's common stock. On May 15, 2001, the closing price of our common stock on the Nasdaq National Market was $0.33.

Fiscal year ended February 3, 2001                       High        Low
----------------------------------                       ----        ---
First Quarter.......................................    $ 7.13      $ 3.78
Second Quarter......................................      3.88        2.44
Third Quarter.......................................      2.81        1.38
Fourth Quarter......................................      2.13        0.41

Fiscal year ended January 29, 2000
----------------------------------
Second Quarter (beginning June 2, 1999).............    $11.94      $ 7.88
Third Quarter.......................................     14.06        7.06
Fourth Quarter......................................     12.25        7.44

On May 1, 2001, we received a letter from Nasdaq indicating that we failed to comply with the minimum bid price requirement for continued listing and that our securities are, therefore, subject to delisting from the Nasdaq National Market. Zany Brainy has requested a hearing before a Nasdaq Listings Qualifications Panel to appeal the staff determination.

On May 15, 2001, Nasdaq halted trading in our common stock due to our Chapter 11 filing.

DIVIDEND POLICY

We have never paid any cash dividends on capital stock and are currently restricted from doing so under the terms of our credit facility. We do not expect to pay any dividends in the foreseeable future.

ITEM 6: SELECTED FINANCIAL DATA

Effective July 26, 2000, we merged (the "Merger") with Noodle Kidoodle, Inc., ("Noodle") a specialty retailer of toys, games, books and multimedia for kids, in a tax-free, stock-for-stock transaction that was accounted for as a pooling of interests. Under the terms of the Merger agreement, we issued 1.233 shares of Zany Brainy, Inc. common stock for each outstanding share of Noodle common stock for an aggregate issuance of approximately 9.4 million shares of our common stock to the former Noodle stockholders. Subsequent to the Merger, Noodle Kidoodle, Inc. became a wholly-owned subsidiary of Zany Brainy, Inc.

The accompanying historical financial statements of Zany Brainy, Inc. have been retroactively restated to reflect the Merger of Zany Brainy and Noodle Kidoodle, Inc., which was accounted for as a pooling of interests. The financial statements for the year ended February 3, 2001 reflect the results of Zany Brainy from the July 26, 2000 merger date through the February 3, 2001, in addition to the combined results of Zany Brainy and Noodle from January 30, 2000 through the Merger. The financial statements for the years ended January 29, 2000, January 30, 1999, January 31, 1998 and February 1, 1997 combine the results of the operations of Zany Brainy with the results of the operations of Noodle for each of the years then ended. The following financial information should be read in conjunction with the Company's financial statements and related notes thereto and with "Management Discussions and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

When reading this data, you should be aware that:

     - Our fiscal year consists of 52 or 53 weeks, ends on the Saturday nearest January 31 and is named for the calendar year ending closest to that date. All fiscal years presented include 52 weeks of operations, except 2000, which includes 53 weeks.
     - A store becomes comparable in the 14th full month of store operations. Sales per square foot and average sales per store are based on stores opened for the entire period.

                                                                                     Fiscal Year
                                                                                     -----------
                                                               2000         1999         1998         1997         1996
                                                                  (in thousands, except per share, number of stores
                                                                           and sales per square foot data)
Statement of Operations data:
   Net sales                                                 $400,479     $376,232     $276,357     $205,009     $151,973
   Cost of goods sold, including occupancy costs              312,529      267,849      198,953      153,913      115,562
                                                             --------     --------     --------     --------     --------
   Gross profit                                                87,950      108,383       77,404       51,096       36,411
   Selling, general and administrative expenses               123,036       93,126       69,813       52,833       49,672
   Merger and integration costs                                20,644            -            -            -            -
                                                             --------     --------     --------     --------     --------
   Operating income (loss)                                    (55,730)      15,257        7,591       (1,737)     (13,261)
   Interest income (expense), net                              (4,498)      (1,017)      (1,055)        (107)         115
   Equity loss in joint venture                               (11,482)           -            -            -            -
                                                             --------     --------     --------     --------     --------
   Income (loss) before taxes                                 (71,710)      14,240        6,536       (1,844)     (13,146)
   Income tax benefit (expense)                                (8,989)       2,820        6,094            -            -
                                                             --------     --------     --------     --------     --------
   Income (loss)  from continuing operations                  (80,699)      17,060       12,630       (1,844)     (13,146)
   Gain from disposal of discontinued operations                    -        1,550            -            -            -
                                                             --------     --------     --------     --------     --------
   Net income (loss)                                         $(80,699)    $ 18,610     $ 12,630     $ (1,844)    $(13,146)
                                                             ========     ========     ========     ========     ========

Net income (loss) per common share:
   Basic:                                                    $  (2.58)(a) $   0.74(b)  $   0.86(c)  $  (0.13)    $  (0.92)
   Diluted:                                                  $  (2.58)(a) $   0.60(b)  $   0.46(c)  $  (0.13)    $  (0.92)
Weighted average shares outstanding:
   Basic:                                                      31,280       25,208       14,729       14,431       14,301
   Diluted:                                                    31,280       30,780       27,291       14,431       14,301
Store data:
   Number of stores at end of fiscal year                         188          161          117           84           74
   Total square feet at end of fiscal year                      1,989        1,721        1,300          964          858
   Comparable store sales increase (decrease) (d)               (10.0%)        2.8%        12.1%        11.7%         1.0%
   Sales per square foot (d)                                 $    211     $    241     $    246     $    218     $    200
   Average sales per store (d)                                  2,254        2,677        2,819        2,531        2,233
Operating data:
   Gross profit margin                                           22.0%        28.8%        28.0%        24.9%        24.0%
   Operating margin (loss)                                      (13.9%)        4.1%         2.7%        (0.8%)       (8.7%)
Capital expenditures, net                                    $ 20,294     $ 23,447     $ 14,627     $  8,084     $ 15,673
   Depreciation and amortization                               15,940       12,485        9,791        7,507        5,639
Balance sheet data:
   Inventories                                               $120,017     $106,303     $ 65,428     $ 47,499     $ 42,461
   Working capital                                             13,664       85,140       43,305       38,338       40,900
   Total assets                                               199,163      217,647      140,472      109,523      106,970
   Line of Credit                                              52,723        3,996           --           --           --
   Long term debt, net of current portion (e)                   2,867        4,544        3,572        2,140        3,373
   Total shareholders' equity                                  69,579      148,436       86,272       73,492       74,506

(a) Includes the recording of a valuation allowance on deferred tax assets of $33.9 million representing net loss per basic and diluted share of $1.08.
(b) Includes a tax benefit of $7.3 million recorded by Noodle Kidoodle due to the recognition of a deferred tax asset representing net income per basic and diluted share of $0.29 and $0.24, respectively.
(c) Includes a tax benefit of $7.2 million recorded by Zany Brainy due to recognition of a deferred tax asset representing net income per basic and diluted share of $0.49 and $0.26, respectively.
(d) Comparable store sales figures include only 52 weeks for fiscal year 2000, which has a 53 week year. Sales per square foot and average sales per store include 53 weeks for fiscal year 2000.
(e) Includes capitalized lease obligations.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following provides information that management believes is relevant to an assessment and understanding of Zany Brainy's consolidated results of operations and financial condition. The discussion should be read in conjunction with the Zany Brainy's consolidated financial statements and accompanying notes. All references to 2000, 1999 and 1998 mean the fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999, respectively. Our fiscal year consists of 52 or 53 weeks and ends on the Saturday nearest January 31. All fiscal years presented include 52 weeks of operations, except 2000, which includes 53 weeks.

Overview

We are a specialty retailer of high quality toys, games, books and multimedia products for children, operating 188 stores in 34 states as of February 3, 2001. Our financial results in 2000 were affected by several significant factors, including the acquisition of 60 Noodle Kidoodle stores (two of which were opened subsequent to January 29, 2000, but prior to the Merger), the opening of 25 new Zany Brainy stores and substantial investment in our Internet strategy. These factors along with a difficult retail climate, compounded by an absence of "hot" product, led to a decline in sales which caused liquidity issue that precipitated in filing for Chapter 11.

Effective July 26, 2000, we merged with Noodle Kidoodle, Inc., a specialty retailer of toys, games, books and multimedia for kids, in a tax-free, stock-for-stock transaction that was accounted for as a pooling of interests. Under the terms of the Merger agreement, we issued 1.233 shares of Zany Brainy, Inc. common stock for each outstanding share of Noodle common stock for an aggregate issuance of approximately 9.4 million shares of our common stock to the former Noodle stockholders. Our historical financial information has been retroactively restated to reflect the acquisition of Noodle as though they had been combined from the beginning of each of the periods presented.

Our net sales increased 6.4% from $376.2 million in 1999 to $400.5 million in 2000, while our net income decreased from income of $18.6 million in 1999 to a loss of ($80.7) million in 2000. The increase in net sales was primarily due to the opening of new stores offset by comparable net sales declines. Our comparable store net sales declined by 10% in 2000 compared to net sales growth of 2.8% and 12.1% in 1999 and 1998, respectively. The net loss in 2000 was a result primarily of a decrease in comparable net sales of 10%, charges associated with the acquisition of Noodle Kidoodle of $29.4 million, losses from ZanyBrainy.com of $11.5 million and a full valuation recorded against the Company's deferred tax assets of $33.9 million. We opened 33 stores in 1998, 44 stores in 1999 and 27 stores in 2000 increasing our store base from 84 stores at the end of 1997 to 188 stores at the end of 2000.

In 1999, two popular products, Beanie Babies and Pokemon, represented over 5% and 6% of our sales respectively. Consumer demand for these products decreased significantly in 2000. The decrease in demand led to negative comparisons during 2000. In addition, subsequent to our acquisition of 60 Noodle Kidoodle stores in July 2000, those stores recognized a decline in comparable net sales, due to not only a lack of hot product but also as a result of integration and transition issues, including but not limited to the change in the names of the stores from Noodle Kidoodle to Zany Brainy. Additionally, we experienced certain difficulties with our conversion of the JDA merchandising module and the Noodle conversion to Zany's system, which affected our ability to maintain an adequate and appropriate merchandise mix at store locations.

Recent Developments

Bankruptcy

On May 15, 2001, we and five of our subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court.

We report our operating results and financial statements on a consolidated basis. These public reports are available through the Securities and Exchange Commission and other sources, and also are provided free of charge to investors who contact us. However, under applicable bankruptcy law, we are now required to file periodically with the Bankruptcy Court various documents, including certain financial information on an unconsolidated basis. This information includes statements, schedules, and monthly operating reports in forms prescribed by federal bankruptcy law.

We caution that such materials are prepared according to requirements of federal bankruptcy law. While they accurately provide then-current information required under federal bankruptcy law, they are nonetheless unconsolidated, unaudited, and are prepared in a format different from that used in our consolidated financial statements filed under the securities laws. Accordingly, we believe the substance and format do not allow meaningful comparison with our regular publicly-disclosed consolidated financial statements.

The materials filed with the Bankruptcy Court are not prepared for the purpose of providing a basis for an investment decision relating to our stock, or for comparison with other financial information filed with the Securities and Exchange Commission.

Notwithstanding, most of the Debtors' filings with the Court are available to the public at the office of the Clerk of the Bankruptcy Court. Those filings may also be obtained through private document retrieval services. We undertake no obligation to make any further public announcement with respect to the documents filed with the Court or any matters referred to in them.

Results of Operations

The following table sets forth our financial data expressed as a percentage of net sales, and operating data for the periods indicated:

                                                      2000     1999     1998
Net sales                                            100.0%   100.0%   100.0%
Cost of goods sold, (1)
including occupancy costs                             78.0%    71.2%    72.0%
                                                     -----    -----    -----
Gross profit                                          22.0%    28.8%    28.0%
Selling, general and
  administrative expenses                             30.7%    24.7%    25.3%
Merger and integration costs                           5.2%       -        -
                                                     -----        -        -
Operating income (loss)                              (13.9%)    4.1%     2.7%
Interest income (expense), net                        (1.1%)   (0.3%)   (0.3%)
Equity loss in joint venture                          (2.9%)      -        -
                                                     -----    -----    -----
Income (loss) before taxes                           (17.9%)    3.8%     2.4%
Income tax benefit (expense)                          (2.3%)    0.7%     2.2%
                                                     -----    -----    -----
Income (loss)  from continuing operations            (20.2%)    4.5%     4.6%
Gain from disposal of discontinued operations            -      0.4%       -
                                                     -----    -----    -----
Net income (loss)                                    (20.2%)    4.9%     4.6%
                                                     =====    =====    =====

Comparable store net sales increase (decrease)(2)    (10.0%)    2.8%    12.1%
Total number of stores at end of period                188      161      117
Stores opened during period                             27       44       33

(1) Cost of sales includes buying, distribution and occupancy costs
(2) A store becomes comparable in the 14th full month of store operations. Comparable store sales figures include only 52 weeks for fiscal 2000, which has a 53-week year.

Year Ended February 3, 2001 compared to Year-Ended January 29, 2000

NET SALES. Net sales increased $24.3 million, or 6.4%, to $400.5 million in 2000 from $376.2 million in the comparable 1999 period. Sales for the 27 stores opened in 2000 contributed $33.0 million of the increase in net sales. Comparable store net sales decreased 10.0% from the prior year and offset the increase in net sales due to new stores by $36.0 million. The decrease in comparable net sales was due to a decrease in customer transactions partially as a result of lower traffic in the stores due to lack of hot products, offset by an increase in average customer purchases and the average retail price in our stores. Sales were further affected due to certain difficulties we experienced with our conversion of the JDA merchandising module and the Noodle conversion to our system which affected our ability to maintain an adequate and appropriate merchandise mix at store locations. Stores open prior to January 29, 2000 but not qualifying as a comparable store contributed $22.0 million to the net sales increase. The extra week in fiscal 2000 accounted for $4.6 million of the net sales increase. Decreases in catalog sales of $0.8 million and Noodle Kidoodle, Inc. internet sales of $0.9 million were offset by sales of $2.3 million related to www.zanybrainy.com subsequent to us assuming full ownership of www.zanybrainy.com. Sales of Pokemon and Beanie Babies declined from approximately 6.2% and 5.2% of sales, respectively, in 1999, to 2.3% and less than 2.0% of sales, respectively, for the comparable 2000 period.

GROSS PROFIT. Gross profit decreased by $20.4 million, or 18.9%, to $88.0 million in 2000, from $108.4 million in the comparable 1999 period. As a percentage of net sales, gross profit decreased to 22.0% in 2000, from 28.8% in 1999. Buying and distribution costs increased 1.0% as a percentage of net sales. Product margins as a percentage of net sales decreased by 4.7% due to changes in product mix to merchandise with lower product margins, including the introduction of video games, increases in inventory shrinkage and freight costs and an inventory write-off of $8.8 million related to the Merger. Store occupancy expense increased 1.1% as a percent of net sales, primarily due to lower average sales per store.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $29.9 million, or 32.1%, to $123.0 million in 2000, from $93.1 million in 1999. The dollar increase in these expenses was due primarily to an increase of $21.5 million in store payroll, selling and depreciation expenses primarily associated with the opening of 27 additional stores following the end of 1999, an increase of $2.3 million in write-downs on internet property under SFAS No. 121 and an increase of $4.3 million in corporate expenses related to the Noodle acquisition were partially offset by a decrease in preopening expenses of $0.8 million due to the opening of fewer stores in 2000. Selling, general, and administrative expenses as a percentage of net sales increased by 6.0% to 30.7% in 2000 from 24.7% in 1999 due primarily to fixed costs spread over a lower comparable store sales base.

MERGER AND INTEGRATION COSTS. Merger and integration costs related to the Merger with Noodle represented 5.2% of net sales during fiscal 2000. As the Merger took place during fiscal 2000, there were no such costs in the comparable fiscal 1999 period. These costs include, professional fees, severance and change in control costs, grand reopening and related costs, store closures, including a write down for asset impairments under SFAS NO. 121 and other integration costs.

INTEREST EXPENSE, NET. Net interest expense was approximately $4.5 million for 2000, an increase of $3.5 million from 1999. The increase was due primarily to an increase in borrowings under our credit facility and higher interest rates.

INCOME TAXES. For 2000, an income tax expense of $9.0 million was primarily related to a valuation allowance recorded against all our deferred tax assets as of the beginning of the fiscal year. In addition, a 100% valuation was recorded against the tax benefit generated from the fiscal 2000 net loss of $71.7 million. This valuation allowance was recorded in the fourth quarter of fiscal 2000. For 1999, an income tax benefit of $2.8 million was recorded as a result of a reversal of a valuation allowance in the amount of $7.3 million offset by income tax expense of $4.5 million. See Note 11 of "Notes to Consolidated Financial Statements."

DISCONTINUED OPERATIONS. In the third quarter ended October 30, 1999, we adjusted the estimated gain on disposal of our discontinued wholesale operations recognized in fiscal 1996. The adjustment resulted in an additional gain of $1.6 million, net of tax of $1.0 million. The additional gain arose from the sale of our leasehold interest in its former distribution center in Birmingham, Alabama and the settlement of liabilities related to its discontinued operations. The leasehold interest in the Birmingham, Alabama distribution center was sold on November 15, 1999. There were no similar charges in the comparable fiscal 2000 period.

Year Ended January 29, 2000 Compared to Year Ended January 30, 1999

NET SALES. Net sales increased by $99.8 million, or 36.1%, to $376.2 million in 1999 from $276.4 million in 1998. Sales for the 44 stores opened in 1999 contributed $59.6 million of the increase in net sales. Comparable store net sales increased 2.8% over the prior year and contributed $7.3 million of the increase in net sales. The growth in comparable store sales was due primarily to an increase in the average customer purchase. Stores open prior to January 31, 1999 but not qualifying as comparable stores contributed $29.7 million of the increase in net sales. Sales of Pokemon products, which are represented in several different departments including games, books, stationery, and plush, represented approximately 6.2% of sales in 1999. Sales of Beanie Babies declined from approximately 8% of sales in the 1998, to 5.2% of sales for the comparable 1999 period. Catalog sales accounted for an additional $2.5 million in sales.

GROSS PROFIT. Gross profit increased by $31.0 million to $108.4 million in 1999 from $77.4 million in 1998. As a percentage of net sales, gross profit increased to 28.8% in 1999 from 28.0% in 1998. The increase in the gross profit percentage was primarily attributable to improved product margins. Product margins as a percent of sales increased 0.7% in 1999 primarily due to an increase in sales of products with a higher gross margin and reduced inventory shrinkage, partially offset by increased freight expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $23.3 million to $93.1 million in 1999 from $69.8 million in 1998. The dollar increase in these expenses was primarily related to an increase of $19.9 million in store payroll, selling and depreciation expenses and an increase in property expenses of $0.9 million incurred in 1999 associated with the opening of 44 additional stores following the end of 1998 as well as an increase in corporate expenses of $2.5 million. As a percentage of net sales, selling, general and administrative expenses were consistent from 1998 to 1999.

INTEREST EXPENSE, NET. Net interest expense decreased slightly to $1.0 million in 1999 from $1.1 million in 1998.

INCOME TAXES. For 1999, an income tax benefit of $2.8 million was recorded as a result of a reversal of a valuation allowance in the amount of $7.3 million offset by income tax expense of $4.5 million. For 1998, an income tax benefit of $6.1 million was recorded as a result of a reversal of a valuation allowance in the amount of $7.2 million offset by income tax expense of $1.1 million. See
Note 11 of "Notes to Consolidated Financial Statements."

DISCONTINUED OPERATIONS. In the third quarter ended October 30, 1999, we adjusted the estimated gain on disposal of our discontinued wholesale operations previously recognized in fiscal 1996. The adjustment resulted in an additional gain of $1.6 million, net of income tax expense of $1.0 million. The additional gain arose from the sale of our leasehold interest in its former distribution center in Birmingham, Alabama and the settlement of liabilities related to its discontinued operations. The leasehold interest in the Birmingham, Alabama distribution center was sold on November 15, 1999. There were no similar charges in the comparable fiscal 1998 period.

Liquidity and Capital Resources

Our main sources of liquidity have been cash flows from operations, borrowing under our credit facilities, and proceeds from our initial public offering (the "Offering"). We require cash principally to finance capital investment in new stores, new store inventories and seasonal working capital.

Cash flows used by operating activities were $50.4 million for fiscal 2000, an increase of $46.2 million over the same period for the previous year. The increase was primarily a result of a decrease in net income after the noncash effect of deferred income taxes offset by the merger-related inventory write-down of $8.8 million and the equity loss in our Internet joint venture of $11.5 million. Cash flows used in operating activities were $4.3 million in fiscal 1999 compared to cash provided by operating activities in fiscal year 1998 of $12.2 million. This increase was primarily due to an increase in inventories net of payables, offset by an increase in net income after the noncash effect of deferred income taxes. The increase in inventories was due to the opening of 44 new stores in fiscal 1999.

Cash flows used in investing activities were $24.0 million for fiscal 2000, a decrease of $4.4 million over the same period for the previous year. The decrease was due to a decrease in purchases of property and equipment of $3.2 million and cash acquired for the liquidation of the joint venture of $3.1 million, partially offset by an increase in the investment in the joint venture. Cash flows used in investing activities increased from fiscal 1998 to fiscal 1999 by $13.8 million primarily due to increased capital spending for the 44 new stores, new enterprise software, a new distribution center and the investment of $5.0 million in the internet joint venture.

Cash flows provided by financing activities during fiscal 2000 increased by $5.9 million from the previous year primarily due to an increase in borrowings under the line of credit agreement of $44.7 million and an increase of bank overdrafts of $6.3 million partially offset by a decrease in the exercise of stock options of $0.8 million compared to 1999, an increase in debt issuance costs of $1.2 million in 2000 a decrease in net proceeds of $42.3 million from the sale of common stock associated with the Offering in fiscal 1999. In fiscal 1999, cash provided by financing activities was $45.9 million compared to cash used in financing activities of $1.8 million in fiscal 1998. This change which reflected the net proceeds from the sale of common stock associated with the Offering and an increase in borrowings under the credit facility.

In July 1999, we entered into a master lease agreement with a bank which provides for $5.0 million for leasing new and used equipment through June 30, 2000. The agreement requires that the leases be capital in nature and is subject to certain covenants, as defined. In fiscal 2000 and 1999, we financed $1.0 million and $3.8 million, respectively, of equipment under the agreement. We are required to make monthly payments, including interest, at an average rate of 9.9%. The equipment leased under the agreement is the collateral. This master lease agreement was not renewed upon expiration, however, the existing capital leases remain outstanding.

In July 2000, we entered into a three-year credit facility, with Congress Financial Corporation ("Congress) (the "Credit Facility") covering a maximum principal amount of $115.0 million, secured by our inventories and other assets, subject to a borrowing base as defined as a percentage of eligible inventories (see Note 10 of "Notes to Consolidated Financial Statements"). The Credit Facility bore interest at the prime rate, the annual Federal funds rate plus 2.0 percent or, if the Company elected, at an annual rate of LIBOR plus 2.0-2.5 percent (depending on availability). The Credit Facility was completed in two parts. An initial $65.0 million portion was completed on July 26, 2000 and replaced our $30.0 million bank line then existing. The remaining $50.0 million portion was completed on October 12, 2000 and replaced Noodle Kidoodle's existing $50.0 million facility. The Credit Facility required us to comply with various covenants, as defined, and restricted the payment of dividends and our ability to divest assets and make additional corporate investments. We had an outstanding balance on the line of credit of $52.7 million as of February 3, 2001. At February 3, 2001 and January 29, 2000, there were $2.4 million and $2.1 million, respectively, in outstanding letters of credit issued against the Credit Facility.

In January 2001, the appraiser retained by the bank appraised our inventory at a value that significantly reduced our borrowing availability.

On February 28, 2001, the bank asserted that we were in default under the Credit Facility. As a result of the defaults asserted by the bank, outstanding borrowings under the Credit Facility began to accrue interest at a rate equal to 2% above the highest alternative pre-default rates (the "Default Rate"). Under the Credit Facility, our borrowing availability was tied to a seasonal percentage of eligible inventory. Such formula included a limitation that we could not borrow any amounts that exceeded the lesser of (a) 65% of the cost of eligible inventory or (b) 85% of the appraisal value of eligible inventory, subject to additional reserves imposed by the bank.

In connection with the bankruptcy filing, the Debtors obtained a two year, $115.0 million debtor-in-possession credit facility from Wells Fargo Retail Finance, LLC, as Agent for itself and other lenders that may join the credit facility from time-to-time (the "DIP Facility"). The DIP Facility is secured with substantially all of our assets. The DIP Facility includes a credit line of up to $100.0 million bearing interest at the prime rate plus 1.75% or, if we elect, at an annual rate of LIBOR plus 3.5%, and an additional line of $15.0 million bearing interest at 14.5% per annum. The DIP Facility requires us to comply with various financial covenants and contains certain restrictions upon the operations of the business, including restrictions upon the ability to borrow additional money, pay dividends, divest assets, make additional corporate investments and increase compensation to directors, officers and senior management employees. On May 17, 2001, we had an outstanding balance under the DIP Facility of approximately $46.6 million ($10.0 million bearing interest at 14% and approximately $36.6 million bearing interest at 8.75%). Of this amount, approximately $45.0 million, including a $1.7 million termination fee, was used to repay the Credit Facility which has now been terminated.

As a consequence of the Filing and the impact of certain provisions in our DIP Facility and in the interim order entered by the Bankruptcy Court, we are now subject to certain restrictions, including a limitation in the aggregate borrowings under the DIP Facility to approximately $63.8 million.

We believe, based on information presently available to us, that cash available from operations and the DIP Facility will provide sufficient liquidity to allow us to continue as a going concern for the foreseeable future. However, our ability to continue as a going concern (including our ability to meet post-petition obligations of the Debtors) and the appropriateness of using the going concern basis for our financial statements are dependent upon, among other things, (i) our ability to comply with the terms of the DIP Facility and any cash management order entered by the Bankruptcy Court in connection with the Chapter 11 cases, (ii) our ability to maintain adequate cash on hand, (iii) our ability to generate cash from operations, (iv) entry by the Bankruptcy Court of a final order approving the DIP Facility and the priority of the liens security obligations, (v) confirmation of a plan of reorganization under the Bankruptcy Code, and (vi) our ability to achieve profitability following such confirmation. As a result of those uncertainties, there can be no assurance that existing or future sources of liquidity will be adequate.

Seasonality of Business

Seasonal shopping patterns affect our business. A significant portion of our sales occur in the fourth quarter, coinciding with the Christmas holiday shopping season. Therefore, results of operations for the entire year depend heavily on fourth quarter results and the success of the Christmas selling season. Based upon previous experience, we do not expect to earn an operating profit in the first three-quarters of a fiscal year in the foreseeable future.

Cautionary Statement Pursuant to Safe Harbor Provisions Of the Private Securities Litigation Act of 1995

This report contains, in addition to historical information, forward-looking statements by us with regard to the continued listing of our stock on the Nasdaq National Market, an appeal and hearing of any Nasdaq delisting determination, the success of any appeal and hearing, the postponement of any Nasdaq determination, whether there will be a trading market for our common stock, whether we will enter into a new relationship for book inventory in our stores, losses that may be associated with any relaunched version of our internet shopping site, the impact of our bankruptcy filing on its relationships with our vendors, managers, employees and customers, the effect of the outcome of any pending or threatened litigation in which we are involved, our payment of dividends, our relationship with our lenders, our pursuit of alternative solutions to our borrowing limitations, the nature and import of credit or credit-related agreements under negotiation, plans regarding meetings with trade and expense creditors, our ability to continue as a going concern and our expected profit during the first three quarters of a fiscal year, which may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "may," "should," "anticipate," "believe," "plan," "estimate," "expect," and "intend," and other such similar expressions are intended to identify forward-looking statements. These statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Factors that may cause such difference include, but are not limited to, our ability to relaunch our internet sales site, the sales resulting from that site, the decision of the Nasdaq panel, an ability to enter into a relationship for book inventory, the reaction of our vendors, managers, employees and customers to our bankruptcy filing, our stock price, the willingness of our bank to negotiate, the success of negotiations with the bank and other potential lenders, the availability under the DIP Facility, the development in and the outcome of the Chapter 11 proceeding, the availability of additional capital and the adverse effects on our business as a result of general economic conditions, as well as the risks set forth in our filings with the Securities and Exchange Commission. All forward-looking statements included in this document are based on information available to us as of the date of this document, and we assume no obligation to update these cautionary statements or any forward-looking statements.

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

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Zany board of directors currently consists of five directors, each serving until the 2001 annual meeting of shareholders and until such directors' successors have been elected and qualified, except in the event of any such director's earlier death, resignation or removal. The foregoing information has been provided by each director at the request of Zany Brainy. The executive officers and directors of Zany Brainy are:

Thomas G. Vellios has served as our Chief Executive Officer since May 2001 and has served as one of our directors since September 2000. Mr. Vellios has served as our President since January 1998 and also served as our Acting Chief Executive Officer from September 2000 until May 2001. He joined Zany Brainy in November 1995 as Executive Vice President of Merchandising and Marketing. Prior to joining us, Mr. Vellios was at Caldor, Inc. for nine years, where he served in various capacities, most recently as Senior Vice President and General Merchandise Manager. Mr. Vellios is 46 years of age.

Robert A. Helpert has served as our Chief Financial Officer, Secretary and Treasurer since May 1995. Prior to joining us, from February 1994 to May 1995, Mr. Helpert was the Executive Vice President and Chief Financial Officer for Trans World Entertainment Corporation. Prior to joining Trans World, from 1988 to 1994, he was President and Chief Operating Officer of W.H. Smith, Inc., an operator of hotel and airport newsstands and gift shops. Mr. Helpert is 57 years of age.

C. Donald Dorsey has served as one of Zany Brainy's directors since June 1994. From March 1989 to August 1999, Mr. Dorsey was employed by PETsMART, Inc. where he served in various capacities, most recently as Executive Vice President. From 1989 to 1998, Mr. Dorsey also served as PETsMART's Chief Financial Officer. Mr. Dorsey is 59 years of age.

Henry Nasella has served as one of Zany Brainy's directors since October 1993. From October 1999 to June 2000 and, Mr. Nasella was the Chief Executive Officer of Online Retail Partners, an e-commerce venture capital and technology operating business. From September 1994 to June 1999, Mr. Nasella was the Chairman, Chief Executive Officer and President of Star Markets Company, Inc., a Boston-based grocery retailer. From January 1994 to September 1994, he was a principal of Phillips-Smith Specialty Retail Group, a venture capital firm. Mr. Nasella formerly served as President and Chief Operating Officer of Staples Inc. Mr. Nasella is 54 years of age.

Mary Ann Tocio has served as one of Zany Brainy's directors since July 2000. Since July 1998, Ms. Tocio has served as the President and Chief Operating Officer of Bright Horizons Family Solutions, Inc., a national provider of workplace services for employers and families. From November 1993 until July 1998, she served as Chief Operating Officer of Bright Horizons, Inc. which merged with Corporate Family Solutions, Inc. in July 1998 to form Bright Horizons. Ms. Tocio is 53 years of age.

Stanley Greenman has served as one of Zany Brainy's directors since July 2000. Mr. Greenman served as Noodle Kidoodle's Chairman of the Board, Chief Executive Officer and Treasurer from 1990 until June 2000. Mr. Greenman is 52 years of age.

Committees and Meetings

Our board of directors has an audit committee, a compensation committee and a nominating committee. During the fiscal year ended February 3, 2001, the board of directors held eight meetings (five by telephone conference), the audit committee held two meetings, the compensation committee held five meetings (two by telephone conference) and acted once by unanimous consent and the nominating committee did not meet. Each director attended at least 75% of the aggregate of the meetings of the board of directors and of the board committee or committees on which he served during the fiscal year ended February 3, 2001.

The audit committee has the power and authority to:

  . review our internal financial controls and accounting procedures and reports with management;

  .  review the engagement of our independent auditors;

  . make recommendations to the board of directors regarding the selection of independent auditors; and

  .  review the scope, fees and results of any audit.

The compensation committee has the power and authority to administer our salary and incentive compensation policies. The compensation committee also has the power and authority to administer and interpret our 1998 Equity Compensation Plan and the 1993 Incentive Stock Plan (which has expired but under which there remain outstanding stock options) and establish the terms and conditions of all stock option grants.

The nominating committee's duties are to evaluate board performance and recommend to the board nominees for election as directors.

The current members of the audit committee are Mr. Dorsey (Chairman) and Ms. Tocio; of the compensation committee, Messrs. Dorsey (Chairman) and Ms. Tocio; and of the nominating committee, Mr. Nasella.

Standard Compensation Arrangements

Historically, directors did not receive any cash compensation for service as directors, however, they were reimbursed for the expenses they incurred in attending meetings of the board or board committees. In order to attract highly qualified new directors to serve on our board of directors and to retain existing members, in January 2000, we approved a compensation program that included a one-time grant of options to purchase 25,000 shares of common stock to new non-employee directors. Such options were granted on the date the individual became a member of the board of directors and would be granted under our 1998 Equity Compensation Plan. Each such option would have an exercise price equal to the last reported sale price on the date of the director's election, a ten-year term and vest in four equal installments beginning on the first anniversary of the director's election. In January 2000, our board of directors also agreed to use its best efforts, in the event Mr. Greenman was elected to the board of directors at the next annual meeting of shareholders, continued to serve as a director and was no longer an employee of ours, to grant to Mr. Greenman a stock option to purchase 25,000 shares of our commmon stock. This grant would be made on the same terms as a grant to a new director.

In addition, commencing with our 2000 annual meeting of shareholders, directors who were not employees of ours would receive $500 for attendance at each meeting of the board of directors or committee of the board of directors (including meetings held by telephone conference) and the chairman of each committee of the board of directors would receive an annual retainer of $2,500, based upon the length of service of such committee chairman during the annual period commencing on the annual meeting date.

In December 2000, in order to provide meaningful compensation to our outside directors on an annual basis, incentivize the outside directors and align their interests with our shareholders to a greater extent, we approved a compensation program that awards each non-employee director an annual grant of options to purchase that number of shares equal to $50,000 of our common stock. The actual number of options shall be determined on the date each outside director is re-elected as a director by taking $50,000 and dividing it by the exercise price of the option. The option exercise price will be equal to the last reported sale price share of our common stock on the Nasdaq National Market on the date of re-election and, if the common stock is not listed on Nasdaq, then the exercise price shall be the fair market value of our common stock as determined by the board of directors.

Share Ownership Guideline

   None.

ITEM 11: EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

The following table sets forth certain information with respect to compensation earned during the fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999 by our chief executive officer, our other executive officer and our former chief executive officer (the "Named Executive Officers").

                          Summary Compensation Table


                                                                                                      Long Term
                                                                  Annual Compensation               Compensation
                                                       -----------------------------------------        Award

                                                                                       Other          Securities      All Other
         Name and                                                                     Annual          Underlying       Compen-
    Principal Position                    Year Ended     Salary       Bonus       Compensation(1)       Option          sation
    ------------------                    ----------     ------       -----       ---------------       ------          ------
                                                                                  ---------------
Thomas G. Vellios..............         Feb.  3, 2001   $338,250    $ 74,901(2)       $2,559(3)              0             0
  Chief Executive                       Jan. 29, 2000    307,500     102,900           2,333           125,000             0
Officer/President(1)                    Jan. 30, 1999    275,000     110,000           2,466                 0             0

Robert A. Helpert..............         Feb.  3, 2001   $296,625    $ 29,961(2)       $6,847(3)              0             0
  Chief Financial Officer,              Jan. 29, 2000    282,500      82,600           6,478            25,000             0
  Treasurer and Secretary               Jan. 30, 1999    262,500      91,875           6,666                 0             0

Keith C. Spurgeon..............         Feb.  3, 2001   $248,868    $ 74,901(2)       $2,906(3)              0       $84,563(5)
  Chief Executive Officer               Jan. 29, 2000    307,500     115,800           2,202           100,000             0
  and Chairman of the                   Jan. 30, 1999    300,000     135,000           2,335                 0             0
  Board Directors(4)

(1)  Mr. Vellios was appointed Chief Executive Officer in May 2001.
(2) Represents payments made to compensate the Named Executive Officers for tax exposure relating to the purchase of shares of ZB Holdings, LLC from Zany Brainy in April 2000.
(3) Represents premiums paid by Zany Brainy with respect to term life insurance for the benefit of the Named Executive Officer.
(4) Mr. Spurgeon served as Chief Executive Officer and Chairman of the Board of Directors until September 2000.
(5)  Represents severance payments made to Mr. Spurgeon.

Option Grants

No options were granted to any Named Executive Officer during the fiscal year ending February 3, 2001.

On March 26, 2001, options to purchase an aggregate of 2,000,000 shares of common stock were granted to certain of our key employees, of which options to purchase 500,000 shares and 350,000 shares were granted to Thomas G. Vellios and Robert A. Helpert, respectively. All of these grants, including the grants to Messrs. Vellios and

Helpert, have (i) an exercise price per share equal to $0.344, (ii) a ten-year term and (iii) with the exception of Mr. Vellios, vest in four equal installments commencing on the first anniversary of the date of grant. The option grant to Mr. Vellios provided a vesting schedule as follows: (i) 201,250 shares on the first anniversary of the date of grant, (ii) 18,672 shares in quarterly installments beginning on June 26, 2002 and terminating on December 26, 2004 and (iii) 18,670 shares on March 26, 2005; provided, however, that in the event that Mr. Vellios provides written notice to us pursuant to the terms of his employment agreement, then the vesting of the 201,250 shares, scheduled to vest on March 26, 2002, shall be accelerated so that such shares vest on December 31, 2001.

Aggregate Fiscal Year-End OptionValues

The following table sets forth certain information regarding the number and value of stock options held at February 3, 2001 by the Named Executive Officers.

                                Aggregate Fiscal Year-End Option Values

                                                                                    Value of
                                           Number of Unexercised               Unexercised In-the-
                                                Options at                      Money Options at
                                             February 3, 2001                  February 3, 2001(1)
                                     ---------------------------------  ---------------------------------
Name                                   Exercisable      Unexercisable     Exercisable     Unexercisable
----                                   -----------      -------------     -----------     -------------
Thomas G. Vellios..................         456,250            118,750              $0               $0
Robert A. Helpert..................         272,500             27,500               0                0
Keith C. Spurgeon..................               0                  0               0                0

(1) Based on the closing price of Zany Brainy's common stock as reported on the Nasdaq National Market on February 2, 2001 ($0.875 per share), net of the option exercise price.

Employment Agreements

Messrs. Spurgeon, Vellios and Helpert were employed during the fiscal year ended February 3, 2001 under employment agreements with us. Mr. Spurgeon resigned in September 2000. Under these employment agreements, Messrs. Vellios and Helpert are entitled, and Mr. Spurgeon was entitled prior to his resignation, to receive a base salary, which may be increased from time to time, and such additional compensation as may be awarded to them. During the fiscal year ended February 3, 2001, the annual base salaries for Messrs. Spurgeon, Vellios and Helpert were $338,250, $338,250 and $296,625, respectively.

Each of the employment agreements contains the following principal terms:

 .        severance benefits equal to one year of the employee's base salary, payment of any incentive bonus and continuation of health, life and disability insurance for one year, if the employee is terminated without cause or for good reason (each as defined in the employment agreements).

 .        a three year term.

Mr. Spurgeon resigned in September 2000. According to the terms of Mr. Spurgeon's employment agreement, he received severance payments of $84,563 during the fiscal year ended February 3, 2001.

In September 2000, Mr. Vellios entered into an amended and restated employment agreement with us to be employed as our President and Acting Chief Executive Officer. Mr. Vellios' employment agreement contain the following principal terms:

 .        severance benefits equal to two years of the employee's base salary, payment of any incentive bonus, and continuation of health, life and disability insurance for one year, if the employee is terminated without cause or for good reason (each as defined in the employment agreements).

 .        termination on June 30, 2001, in the event that a new agreement between us and Mr. Vellios was not entered into prior to February 15, 2001.

In May 2001, Mr. Vellios entered into an amended and restated employment agreement with us to be employed as our President and Chief Executive Officer until February 1, 2003. Mr. Vellios employment agreement contain the following principal terms:

 .        annual base salary of $500,000;

 .        stay bonus of $1,000,000 to remain employed with us through February 2,
         2002, payable as set forth in the terms of the agreement.

 .        severance benefits equal to 2.99 times his annual base salary, payment of any unpaid stay bonus, payment of any incentive bonus if termination occurs after February 3, 2002, and continuation of health, life and disability insurance benefits for two years if the employee is terminated without cause or for good reason (each as defined in the agreement), provided, however, that any such payment shall be subject to reduction so that the aggregate severance payment shall not constitute an "excess parachute payment" within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of May 15, 2001 (or as of such other date as may be noted below) with respect to the beneficial ownership of our common stock by (i) each Named Executive Officer, (ii) each of our directors, (iii) each holder of 5% or more of our common stock outstanding and
(iv) all current directors and executive officers as a group.

Except as indicated below, we understand that the shareholders listed in such table have sole voting and investment power with respect to the shares owned by them. The number of shares in the table below includes shares issuable upon the exercise of outstanding stock options to the extent that such options are exercisable by the shareholder, director or executive officer on or within 60 days after May 15, 2001.

Security Ownership of Certain Beneficial Owners and Management

                                                                                     Beneficial Ownership of
                      Name of Individual or Identity of Group                             Common Stock
-------------------------------------------------------------------------------------------------------------
                                                                                        Shares      Percent
                                                                                     ------------------------
Thomas G. Vellios (1)..............................................................     487,750      1.5%
Robert A. Helpert (1)..............................................................     278,750        *
Keith C. Spurgeon (1)..............................................................           0        *
C. Donald Dorsey (1)(2)............................................................      53,512        *
Henry Nasella(1)...................................................................      52,336        *
Mary Ann Tocio.....................................................................           0        *
Fourcar, B.V. (3)..................................................................   2,437,204      7.5
Robert A. Fox (1)(4)...............................................................   1,750,896      5.4
All current directors and executive officers as a group (6 persons)(1)(2)..........     872,348      2.6
* Less than 1%.

(1) Includes with respect to Mr. Vellios 487,750 shares, Mr. Helpert 278,750 shares, Mr. Dorsey 34,000 shares and Mr. Nasella 44,000 shares, all of which shares are subject to presently exercisable options.

(2) Includes 19,512 outstanding shares of common stock held by the C. Donald Dorsey and Lydia Dorsey Family Trust Dated August 5, 1993.

(3) Outstanding shares include 414,119 shares of common stock held by Lacomble Retailing, SA. The address for Fourcar B.V. is Gebouw Autumn, Overschiestraate No. 184P, 1062XK Amsterdam Netherlands.

(4) Includes 4,000 shares subject to presently exercisable options and 200,000 shares held by RAF Foundation (RAF shares), of which RAF Shares Mr. Fox disclaims beneficial ownership, except to the extent of his pecuniary interest therein. Mr. Fox's address is One Pitcairn Place, Suite 2100, 165 Township Line Road, Jenkintown, PA 19046.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In October 1999, we formed ZB Holdings LLC, an internet joint venture with Online Retail Partners, LLC. ZB Holdings was formed for the purpose of developing and operating www.zanybrainy.com, an internet shopping Website. ZB Holdings formed ZanyBrainy.com LLC, a wholly owned subsidiary, for the purpose of developing and operating such a site. We initially contributed $5.0 million and certain tangible and rights to intangible assets for the purchase of 100% of the outstanding preferred interests of ZB Holdings and Online Retail Partners, LLC contributed a total of $5.0 million for the purchase of 100% of the common interests of ZB Holdings. Online Retail Partners, LLC contributed another $10.0 million to the joint venture in November 1999 for additional non-voting common interests.

In March 2000, we began and completed a second round of financing for ZB Holdings with Online Retail Partners, Inc., successor to Online Retail Partners, LLC. As part of this additional financing, we contributed $6,862,242 for the purchase of an additional 7,002,288 non-voting preferred interests in ZB Holdings and Online Retail Partners contributed $5,137,758 for the purchase of an additional 5,242,610 non-voting common interests in ZB Holdings.

In April 2000, we sold Keith C. Spurgeon, our former Chief Executive Officer and Chairman of the Board, Thomas G. Vellios, our President, and Robert A. Helpert, our Chief Financial Officer, 102,500, 102,500 and 41,000 of its non-voting preferred interests, respectively, in ZB Holdings, at a purchase price of $.001 per interest. The fair market value per interest was $0.98, resulting in compensation expense to us of $100,347, $100,347 and $40,139 for the sale of the interests to Messrs. Spurgeon, Vellios and Helpert, respectively. In addition, in connection with the sale, we awarded bonuses in the amount of $74,901, $74,901 and $29,961 to Messrs. Spurgeon, Vellios and Helpert, respectively, to compensate them for the tax exposure of the transaction.

In April 2000, we formed Children's Equity LLC and contributed 533,500 of our non-voting preferred interests of ZB Holdings, approximately 3.6% of our interests, to Children's Equity. We owned the only voting units in Children's Equity and were the sole manager of Children's Equity. There were 533,500 non-voting units in Children's Equity that, in April 2000, were distributed to certain of our employees, of which 102,500 units were given to each of Messrs. Spurgeon and Vellios and 41,000 units were given to Mr. Helpert. The non-voting members, including Messrs. Spurgeon, Vellios and Helpert, received their units at no cost. All non-voting units were subject to forfeiture under certain circumstances, including termination of employment with us. Forfeited units were automatically reallocated to a charity that was also a member of Children's Equity. The fair market value per non-voting unit on the date of gift was $0.98, resulting in compensation expense to us of $100,450, $100,450 and $40,180 for the units given to Messrs. Spurgeon, Vellios and Helpert, respectively.

We had entered into certain agreements with ZanyBrainy.com pursuant to which it would provide services to, and act as an agent for, ZanyBrainy.com. Under the terms of the agreements, the services were to be provided at cost to ZanyBrainy.com. During the fiscal year ended February 3, 2001, we procured and transferred, at cost, $2.9 million of merchandise, including freight and other procurement costs, to ZanyBrainy.com. In addition, we transferred costs of $0 for the cost of production and marketing materials, and $250,000 for the cost of other services rendered.

Additionally, ZanyBrainy.com had entered into certain agreements with Online Retail Partners and its affiliates pursuant to which Online Retail Partners and its affiliates would provide services and Internet infrastructure to, and act as an agent for, ZanyBrainy.com. Under the terms of the agreements, services were to be provided on a cost plus basis to ZanyBrainy.com. During the fiscal year ended February 3, 2001, ZanyBrainy.com paid Online Retail Partners and its affiliates $3.3 million under these agreements, including the amounts set forth in the following paragraph.

In December 2000, we dissolved our Internet joint venture with Online Retail Partners, Inc. and assumed full ownership of the electronic commerce site, www.zanybrainy.com. We received substantially all of the assets and assumed all of the liabilities of the joint venture. To satisfy outstanding joint venture liabilities to Online Retail Partners and the pay Online Retail Partners for continuing web site services through February 3, 2001, we issued 1.25 million shares of our common stock and a five-year warrant to purchase an additional one million shares at an exercise price of $6.00 and agreed to pay Online Retail Partners $1 million pursuant to the terms of the transaction documents, of which $350,000 was paid during the fiscal year ended February 3, 2001.

Thomas Vellios, our President and Chief Executive Officer, was on the board of directors of ZB Holdings and ZanyBrainy.com. Henry Nasella, a member of our board of directors, was Chairman of the Board of Online Retail Partners, Inc. Keith Spurgeon, our former Chief Executive Officer, was the Chairman of the Board of ZB Holdings and was on the board of directors of ZanyBrainy.com.

In January 2001, as a result of the liquidation of ZB Holdings, an aggregate of $242,000 was distributed to ZB Holdings members, of which we received $232,000.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that directors and certain officers of Zany Brainy, and persons who own more than ten percent of our common stock, file reports of ownership of company securities and changes in ownership of our securities with the Securities and Exchange Commission. We believe that all filings required to be made during the fiscal year ended February 3, 2001 were made on a timely basis.

PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  1.   Financial Statements: Financial Statements listed in the
               accompanying Index to Financial Statements appearing on page
               F-1 are filed as part of this annual report on Form 10-K. The
               Company is not required to file any supplemental schedules under Regulation S-X.

          2.   Exhibits: (see (c) below).

     (b)  Reports on Form 8-K:

          No reports on Form 8-K were filed by us during the last quarter of the period covered by this report.

     (c)  Exhibits:

     The following is a list of exhibits filed as part of this annual report on Form 10-K. Where so indicated, exhibits, which were previously filed, are incorporated by reference.

                    2.1 Amended and Restated Agreement and Plan of Merger dated as of April 21, 2000 among Zany Brainy, Inc., Noodle Kidoodle, Inc. and Night Owl Acquisition, Inc. (1)
                    2.2 Plan of Dissolution dated as of December 4, 2000 by and among ZanyBrainy.com LLC, ZB Holdings LLC, Children's Equity LLC, Zany Brainy Direct LLC, Zany Brainy, Inc. and Online Retail Partners Inc. (4)
                    2.3 Stock Purchase Agreement dated as of December 4, 2000 by and between Zany Brainy, Inc. and Online Retail Partners Inc. (4)
                    10.1 Employment Agreement with Keith C. Spurgeon dated June
                         6, 2000 (2)(3)
                    10.2 Employment Agreement with Robert A. Helpert dated June
                         6, 2000 (2)(3)
                    10.3 Amended and Restated Employment Agreement with Thomas
                         G. Vellios dated September 15, 2000 (3)(4)
                    10.4 Amendment to Incentive Stock Option Grants dated
                         September 15, 2000 between Zany Brainy, Inc. and Thomas
                         G. Vellios (3)(4)
                    10.5 Loan and Security Agreement dated July 25, 2000 by and among First Union National Bank, Congress Financial Corporation and Zany Brainy, Inc. (5)
                    21.1 Subsidiaries
                    23.1 Consent of Arthur Andersen LLP
                    23.2 Consent of Janover Rubinroit, LLC

(1) Previously filed as an exhibit to our Current Report on Form 8-K filed August 9, 2000 and incorporated herein by reference.
(2) Previously filed as an exhibit to our quarterly report on Form 10-Q for the fiscal quarter ended April 29, 2000 and incorporated herein by reference.
(3) Management contract or compensatory plan or arrangement required to be filed or incorporated as an exhibit.
(4) Previously filed as an exhibit to our quarterly report on Form 10-Q for the fiscal quarter ended October 28, 2000 and incorporated herein by reference.
(5) Previously filed as an exhibit to our quarterly report on Form 10-Q for the fiscal quarter ended July 29, 2000 and incorporated herein by reference.

                                  SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Zany Brainy, Inc.
Date:  May 17, 2001                 By: /s/ Thomas G. Vellios
-------------------                 -------------------------
                                         Thomas G. Vellios
                                         President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: May 17, 2001                 By: /s/ Thomas G. Vellios
                                       ---------------------
                                       Thomas G. Vellios
                                       President and Chief Executive Officer,
                                       Director
                                       (Principal Executive Officer)

Date: May 17, 2001                 By: /s/ Robert A. Helpert
                                       ---------------------
                                       Robert A. Helpert
                                       Chief Financial Officer, Secretary and
                                       Treasurer
                                       (Principal Financial Officer and
                                       Principal Accounting Officer)

Date: May 17, 2001                 By: /s/ C. Donald Dorsey
                                       --------------------
                                       C. Donald Dorsey
                                       Director

Date: May 17, 2001                 By: /s/ Stanley Greenman
                                       --------------------
                                       Stanley Greenman
                                       Director

Date: May 17, 2001                 By: /s/ Henry Nasella
                                       -----------------
                                       Henry Nasella
                                       Director

Date: May 17, 2001                 By: /s/ Mary Ann Tocio
                                       -------------------
                                       Mary Ann Tocio
                                       Director

                               ZANY BRAINY, INC.
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants (Arthur Andersen LLP)        Page F-2

Report of Independent Public Accountants (Janover Rubinroit, LLC)     Page F-3

Consolidated Balance Sheet                                            Page F-4

Consolidated Statements of Operations                                 Page F-5

Consolidated Statements of Shareholders' Equity                       Page F-6

Consolidated Statements of Cash Flows                                 Page F-7

Notes to Consolidated Financial Statements                            Page F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Zany Brainy, Inc.:

We have audited the accompanying consolidated balance sheets of Zany Brainy, Inc. (a Pennsylvania Corporation) and subsidiaries as of February 3, 2001 and January 29, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years for the period ended February 3, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Noodle Kidoodle, Inc. and subsidiaries, as of January 29, 2000 and for each of the two years for the period ended January 29, 2000, a company acquired during the fiscal year ended February 3, 2001 in a transaction accounted for as a pooling of interests, as discussed in Note 3 to the consolidated financial statements. Such statements are included in the consolidated financial statements of Zany Brainy, Inc. and reflect total assets and total revenues of 34 percent and 36 percent, respectively, in the fiscal year ended January 29, 2000 and 39 percent of total revenues in the fiscal year ended January 30, 1999 of the related consolidated totals, after restatement to reflect certain adjustments as set forth in Note 2 to the consolidated financial statements. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts included for Noodle Kidoodle, Inc., is based solely upon the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States as well as evaluating the overall financial statement presentation. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zany Brainy, Inc. and subsidiaries as of February 3, 2001 and January 29, 2000, and the results of their operations and their cash flows for each of the three years in the period ended February 3, 2001, in conformity with generally accepted accounting principles in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company voluntarily filed for Chapter 11 bankruptcy on May 15, 2001. This action, was taken as a result of the Company's inability to pay creditors due to the defaults of debt covenants, as discussed in Notes 2 and 10 to the consolidated financial statements and raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                  /s/  ARTHUR ANDERSEN LLP
Philadelphia, Pennsylvania
May 16, 2001

                         INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors of Noodle Kidoodle, Inc.

We have audited the accompanying consolidated balance sheet of Noodle Kidoodle, Inc. and Subsidiaries as of January 29, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the two years in the period ended January 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Noodle Kidoodle, Inc. and Subsidiaries as of January 29, 2000 and the results of their operations and cash flows for each of the years in the two year period ended January 29, 2000 in conformity with generally accepted accounting principles.

Janover Rubinroit, LLC

/s/ Janover Rubinroit, LLC
Garden City, New York
March 15, 2000

                      ZANY BRAINY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands except share data)

                                                                               February 3,      January 29,
                                                                                  2001              2000
                                                                                  ----              ----
ASSETS
------
CURRENT ASSETS:
Cash and cash equivalents                                                      $   2,352         $  25,041
Receivables, net                                                                   2,270             4,880
Inventories, net                                                                 120,017           106,303
Deferred tax asset                                                                     -             2,308
Prepaid expenses                                                                   6,874             3,942
                                                                               ---------         ---------
Total current assets                                                             131,513           142,474
PROPERTY AND EQUIPMENT, net                                                       66,153            63,533
DEFERRED TAX ASSET                                                                     -             6,251
OTHER ASSETS, net                                                                  1,497               389
INVESTMENT IN JOINT VENTURE                                                            -             5,000
                                                                               ---------         ---------

                                                                               $ 199,163         $ 217,647
                                                                               =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
Bank overdrafts                                                                $   7,314              $505
Line of credit                                                                    52,723             3,996
Accounts payable                                                                  37,117            29,396
Accrued liabilities                                                               18,081            20,836
Current portion of long-term debt                                                     26                23
Capitalized lease obligations                                                      2,588             2,578
                                                                               ---------         ---------
Total current liabilities                                                        117,849            57,334
                                                                               ---------         ---------

DEFERRED RENT                                                                      8,868             7,333
                                                                               ---------         ---------

LONG-TERM DEBT, net of current portion                                               663               689
                                                                               ---------         ---------

CAPITALIZED LEASE OBLIGATIONS, net of current portion                              2,204             3,855
                                                                               ---------         ---------

COMMITMENTS AND CONTINGENCIES (NOTE 14)

SHAREHOLDERS' EQUITY:
Convertible  Preferred  stock,  $.01 par  value,  5,000,000  shares authorized at February 3, 2001; 0 shares issued and outstanding at
    February 3, 2001 and January 29, 2000, respectively                                -                 -
Common stock, $.01 par value, 100,000,000 shares authorized at
    February 3, 2001; 32,329,420 and 31,052,116 shares issued and
    outstanding at February 3, 2001 and January 29, 2000, respectively               323               311
Additional paid-in capital                                                       145,334           143,504
Retained earnings (deficit)                                                      (76,078)            4,621
                                                                               ---------         ---------
Total shareholders' equity                                                        69,579           148,436
                                                                               ---------         ---------
                                                                               $ 199,163         $ 217,647
                                                                               =========         =========

       The accompanying notes are an integral part of these statements.

                      ZANY BRAINY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                                                     For the Fiscal Year Ended

                                                                                February 3,  January 29,   January 30,
                                                                                -----------  -----------   -----------
                                                                                       2001         2000          1999
                                                                                       ----         ----          ----
NET SALES                                                                         $ 400,479    $ 376,232     $ 276,357
COST OF GOODS SOLD, including
    occupancy costs                                                                 312,529      267,849       198,953
                                                                                  ---------    ---------     ---------

Gross profit                                                                         87,950      108,383        77,404
SELLING, GENERAL, AND
    ADMINISTRATIVE EXPENSES                                                         123,036       93,126        69,813
MERGER AND INTEGRATION COSTS                                                         20,644            -             -
                                                                                  ---------    ---------     ---------
Operating income (loss)                                                             (55,730)      15,257         7,591
INTEREST INCOME                                                                          39          636           350
INTEREST EXPENSE                                                                     (4,537)      (1,653)       (1,405)
EQUITY LOSS IN JOINT VENTURE                                                        (11,482)           -             -
                                                                                  ---------    ---------     ---------
Income (loss) before income tax benefit (expense)                                   (71,710)      14,240         6,536
INCOME TAX BENEFIT (EXPENSE)                                                         (8,989)       2,820         6,094
                                                                                  ---------    ---------     ---------
Income (loss) from continuing operations                                            (80,699)      17,060        12,630
GAIN FROM DISPOSAL OF DISCONTINUED OPERATIONS (net of income taxes of
$950)                                                                                     -        1,550             -
                                                                                  ---------    ---------     ---------
NET INCOME (LOSS)                                                                  ($80,699)   $  18,610     $  12,630
                                                                                  =========    =========     =========


BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations                                                                ($2.58)    $   0.68      $   0.86
Discontinued operations                                                                   -         0.06             -
                                                                                  ---------    ---------     ---------
     Net income (loss) per share                                                     ($2.58)    $   0.74      $   0.86
                                                                                  =========    =========      ========
DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations                                                                ($2.58)    $   0.55      $   0.46
Discontinued operations                                                                   -         0.05             -
                                                                                          -         ----             -
     Net income (loss) per share                                                     ($2.58)    $   0.60      $   0.46
                                                                                  =========    =========     =========

WEIGHTED AVERAGE SHARES OUTSTANDING:

Basic                                                                                31,280       25,208        14,729
Diluted                                                                              31,280       30,780        27,291


       The accompanying notes are an integral part of these statements.

                      ZANY BRAINY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                (in thousands)

                                                                 Convertible Preferred Stock
                                                                 ---------------------------
                                                            Series       Series       Series        Series
                                                                 A            B           BB             C   Common Stock
                                                                 -            -           --             -   ------------
BALANCE, JANUARY 31, 1998                                      $ 8          $ 1          $ 7           $ 8          $ 148
Exercise of common stock options                                 -            -            -             -              -
Net loss                                                         -            -            -             -              -
                                                               ---          ---          ---           ---            ---
BALANCE, JANUARY 30, 1999                                        8            1            7             8            148
Exercise of common stock options                                 -            -            -             -              4
Exercise of warrants                                             -            -            -             -              -
Conversion of preferred stock                                   (8)          (1)          (7)           (8)           112
Initial public offering of common stock, net                     -            -            -             -             47
Deferred compensation in connection with issuance
of Common stock options and amortization of
deferred compensation                                            -            -            -             -              -
Income tax benefit from exercise of stock options                -            -            -             -              -
Net income                                                       -            -            -             -              -
                                                               ---          ---          ---           ---            ---
BALANCE, JANUARY 29, 2000                                        -            -            -             -            311
Exercise of common stock options                                 -            -            -             -              -
Deferred compensation in connection with issuance
of Common
    stock options and amortization of deferred
    compensation                                                 -            -            -             -              -
Common stock and common stock warrant issued for
joint venture liabilities assumed                                -            -            -             -             12
Net loss                                                         -            -            -             -              -
                                                               ---          ---          ---           ---            ---

BALANCE, FEBRUARY 3, 2001                                      $ -          $ -          $ -           $ -           $323
                                                               ===          ===          ===           ===           ====

                                                                       Additional
                                                                            Paid-                  Retained
                                                                       In Capital        earnings (deficit)         Total
                                                                       ----------        ------------------         -----
BALANCE, JANUARY 31, 1998                                                 $99,939                  ($26,619)      $73,492
Exercise of common stock options                                              152                         -           152
Net income                                                                      -                    12,630        12,630
                                                                        ---------                ----------      --------
BALANCE, JANUARY 30, 1999                                                 100,091                   (13,989)       86,274
Exercise of common stock options                                              844                         -           848
Exercise of warrants                                                          130                         -           130
Conversion of preferred stock                                                 (88)                        -             -
Initial public offering of Common stock, net                               42,266                         -        42,313
Deferred compensation in connection with issuance of Common stock
options and amortization of deferred compensation                              19                         -            19
Income tax benefit from exercise of stock options                             242                         -           242
Net income                                                                      -                    18,610        18,610
                                                                        ---------                ----------      --------
BALANCE, JANUARY 29, 2000                                                 143,504                     4,621       148,436
Exercise of common stock options                                               80                         -            80
Deferred compensation in connection with issuance of common
    stock options and amortization of deferred compensation                     8                         -             8
Common stock and common stock warrant issued for joint venture
liabilities assumed                                                         1,742                         -         1,754
Net loss                                                                        -                   (80,699)      (80,699)
                                                                        ---------                ----------      --------
BALANCE, FEBRUARY 3, 2001                                               $ 145,334                $  (76,078)     $ 69,579
                                                                        =========                ==========      ========

       The accompanying notes are an integral part of these statements.

                      ZANY BRAINY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                      For the Fiscal Year Ended

                                                                 February 3, 2001   January 29, 2000   January 30, 1999
                                                                 ----------------   ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
CONTINUING OPERATIONS:
Net income (loss) from continuing operations                            ($80,699)            $17,060            $12,630
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) continuing operations:
Depreciation and amortization                                             15,940              12,485              9,791
Provision for deferred rent                                                1,535               2,402              1,289
Amortization of deferred compensation                                          -                  19                  -
Merger-related inventory write-down                                        8,802                   -                  -
Equity loss in joint venture                                              11,482                   -                  -
Deferred income tax expense (benefit)                                      8,559              (2,640)            (6,243)
Noncash compensation expense                                                 342                   -                  -
Tax benefit from exercise of stock options                                     -                 242                  -
Loss on impairment and disposal of assets                                  5,858                  17                  -
Changes in assets and liabilities
(Increase) decrease in:
Receivables                                                               (1,362)               (173)            (1,782)
Inventories                                                              (19,151)            (40,878)           (17,926)
Prepaid expenses                                                          (2,785)               (851)              (875)
Other assets                                                                (263)                253               (123)
Increase (decrease) in:
Accounts payable                                                           7,721               4,659             10,574
Accrued liabilities                                                       (6,414)              2,888              4,735
                                                                         -------               -----             ------
Net cash provided by (used in) continuing operations                     (50,435)             (4,517)            12,070
DISCONTINUED OPERATIONS:
Gain from disposal of discontinued operating activities                        -               1,550                  -
Change in net liabilities of discontinued operations                           -              (1,303)               130
                                                                         -------             -------             ------
Net cash provided by (used in) operating activities                      (50,435)             (4,270)            12,200
                                                                         -------             -------             ------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net                                 (20,294)            (23,447)           (14,627)
Investment in joint venture                                               (6,816)             (5,000)                 -
Cash acquired upon liquidation of joint venture                            3,081                   -                  -
                                                                         -------             -------             ------
Net cash used in investing activities                                    (24,029)            (28,447)           (14,627)
                                                                         -------             -------             ------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit, net                                         48,727               3,996                (20)
Change in bank overdrafts                                                  6,809                 501               (477)
Net proceeds from sale of Common stock                                         -              42,313                  -
Payments on capitalized lease obligations                                 (2,660)             (1,892)            (1,379)
Payments on long-term debt                                                   (23)                (21)                 -
Debt issuance costs                                                       (1,158)                  -                (95)
Proceeds from exercise of stock options                                       80                 848                152
Proceeds from exercise of warrants                                             -                 130                  -
                                                                         -------             -------            -------
Net cash (used in)  provided by financing activities                      51,775              45,875             (1,819)
                                                                         -------             -------            -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (22,689)             13,158             (4,246)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            25,041              11,883             16,129
                                                                         -------             -------            -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $ 2,352             $25,041            $11,883
                                                                         =======             =======            =======

       The accompanying notes are an integral part of these statements.

                       ZANY BRAINY, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 3, 2001


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
-----------------------------------------------

Background
----------

Zany Brainy, Inc. is a retailer of high quality toys, games, books, and multimedia products for kids. Zany Brainy, Inc. was incorporated in Pennsylvania on August 19, 1991. As of February 3, 2001, Zany Brainy, Inc. operated 188 stores in 34 states, under the name "Zany Brainy," offering educational products for children. In addition, the Company sells its products through its internet site at www.zanybrainy.com and through its catalog.
        ------------------

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of Zany Brainy, Inc. its wholly owned subsidiaries, Children's Products, Inc., Children's Development, Inc., Zany Brainy Direct, LLC ("ZB Direct"), Noodle Kidoodle, Inc., and Children's Distribution, LLC. and a majority owned partnership, Noodle Kidoodle.com LLC (collectively, the "Company"). In July 2000, the Company acquired Noodle Kidoodle, Inc. ("Noodle") in a pooling of interests transaction. The activities of Noodle are fully consolidated with the Company for all periods presented (see Note 3). In December of 2000, ZB Holdings LLC, the internet joint venture between the Company and Online Retail Partners, LLC ("ORP") originally formed to operate www.zanybrainy.com, accounted for by the Company under the equity method of accounting, was dissolved (see Note 4). The Company assumed full ownership of its E-commerce business and this business was fully consolidated into the Company after the liquidation. All significant intercompany transactions and accounts have been eliminated in consolidation.

The Company has reported 100% of its majority owned partnership's loss for the year since the minority interest is limited to the extent of its equity capital.

Fiscal Year-End
---------------

The Company operates under a 52-53 week fiscal year ending the Saturday nearest January 31. The financial statements for the years ended February 3, 2001 (fiscal 2000), January 29, 2000 (fiscal 1999) and January 30, 1999 (fiscal 1998) include 53 weeks, 52 weeks and 52 weeks, respectively.

Bankruptcy Accounting
---------------------

On May 15, 2001, Zany Brainy Inc. and its wholly owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (see Note 2). American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" (SOP 90-7) does not change the application of generally accepted accounting policies in the preparation of financial statements, however, it does require that the financial statements for periods including and subsequent to the filing of the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.

Revenues, expenses (including professional fees), realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business shall be reported separately as reorganization items in the consolidated statements of operations.

The balance sheet should distinguish pre-petition liabilities subject to compromise from those that are not and post-petition liabilities. Liabilities that may be affected by the plan should be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts.

The Company adopted SOP 90-7 and will segregate those items as outlined above for all reporting periods including and subsequent to the filing date of May 15, 2001.

Fair Value of Financial Instruments
-----------------------------------

The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and debt instruments. The carrying values of these assets and liabilities are considered to be representative of their respective fair values, as of the fiscal year end.

Business and Credit Risk Concentration
--------------------------------------

Financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable. The Company limits its credit risk associated with cash and cash equivalents by placing its investments in highly liquid funds. Receivables associated with third party credit cards are processed by financial institutions which are monitored for financial stability. The Company is dependent on key suppliers to provide sufficient quantities of inventory at competitive prices. No single supplier represented 10% or more of net purchases in fiscal 2000, fiscal 1999 and fiscal 1998.

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

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Included in cash and cash equivalents is $19,434,000 of overnight investments in repurchase agreements at January 29, 2000.

Inventories
-----------

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method based on moving average and includes certain buying and distribution costs relating to the processing of merchandise. Buying and distribution costs charged to cost of goods sold were $21,409,000, $16,518,000 and $11,581,000 during fiscal 2000, fiscal 1999 and fiscal 1998, respectively. Buying and distribution costs remaining in inventories at February 3, 2001 and January 29, 2000 were $5,883,000 and $5,068,000, respectively. Store occupancy costs, accounted for as cost of goods sold in the accompanying statements of operations, include store rental, utilities and maintenance expenditures and are included in cost of goods sold.

Property and Equipment
----------------------

Property and equipment are stated at cost. Additions and improvements are capitalized, while repairs and maintenance are charged to expense as incurred. The straight-line method of depreciation is used for financial reporting purposes. The estimated useful lives are ten to forty years for buildings and improvements, three to ten years for furniture and fixtures, computers and equipment and the shorter of ten years, or the lease term, for leasehold improvements. Certain personnel costs and out-of-pocket costs directly associated with the construction or remodeling of stores are capitalized and amortized over the lease term.

Long-Lived Assets
-----------------

The Company follows Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Accordingly, in the event that facts and circumstances indicate that property, equipment and intangible or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flow associated with the asset is compared to the asset's carrying value to determine if a write-down to recoverable value is necessary. During the fourth quarter of fiscal 2000, the Company recorded a $2.3 million noncash impairment charge in conjunction with management's plan to significantly alter its use of the assets assumed from the dissolution of the internet joint venture. The impairment charge has been included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the fiscal year ended February 3, 2001. The Company calculated the present value of expected cash flows of the internet site to determine the fair value of the assets. In connection with the merger with Noodle (see Note 3), the Company recorded an impairment charge of $1.7 million related to assets to be disposed of for stores being closed as a result of the merger. These costs have been included in merger and integration costs on the accompanying consolidated statement of operations for the fiscal year ended February 3, 2001 and charged against property in the accompanying consolidated balance sheet at February 3, 2001. Management believes that there has been no other impairment of the Company's long-lived assets.

Store Pre-opening Costs
-----------------------

Pre-opening costs incurred at new store locations are charged to expensed as incurred.

Income Taxes
------------

The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. This method also requires the recognition of future tax benefits such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Deferred Rent
-------------

Rent expense on leases is recorded on a straight-line basis over the lease period. The excess of rent expense over the actual cash paid is recorded as deferred rent.

Revenue Recognition
-------------------

Revenue is recognized at the point of sale. For internet and catalog sales, revenue is recognized when the product is shipped, net of an allowance for estimated returns.

Advertising Costs
-----------------

Advertising costs are charged to expense the first time the advertising takes place. Advertising expense, including grand opening, was $14,529,000 and $10,045,000 and $8,197,000, net of certain vendor reimbursements, in fiscal 2000, fiscal 1999 and fiscal 1998, respectively.

Supplemental Cash Flows Information
-----------------------------------

For fiscal 2000, fiscal 1999 and fiscal 1998, the Company paid cash of $4,518,000, $1,297,000 and $1,223,000, respectively, for interest expense. For fiscal 2000, fiscal 1999 and fiscal 1998 the Company paid $850,000, $229,000 and $57,000 for income taxes. Capital lease obligations of $1,019,000, $3,783,000 and $3,315,000 were incurred on equipment leases entered into in fiscal 2000, 1999 and 1998, respectively.

In fiscal 2000, the Company issued 1.25 million shares of Common stock and a five-year warrant to purchase an additional one million shares of Common stock at an exercise price of $6.00 per share valued at $117,000 to ORP in a non-cash transaction in satisfaction of a $1.8 million assumed liability in connection with the liquidation of ZB Holdings LLC (see Note 4).

Reclassifications
-----------------

Certain reclassifications have been made to the prior year's financial statements to conform to the current year presentation.

2.   VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11
---------------------------------------------------

On May 15, 2001, the "Petition Date", Zany Brainy, Inc. and Children's Products, Inc., Children's Development, Inc., Noodle Kidoodle, Inc., Children's Distribution, LLC, and Zany Brainy Direct, LLC (collectively, the "Debtors"), filed voluntary petitions for relief under Chapter 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Company is managing their business as debtors-in-possession pursuant to the Bankruptcy Code Approval. The Company's rapid growth in fiscal 2000, which included the acquisition of 60 Noodle Kidoodle stores, the opening of 25 new Zany Brainy stores and substantial investment in the Company's Internet strategy presented significant operational challenges. These factors, along with a difficult retail climate, compounded by an absence of "hot" product, led to a decline in sales which caused liquidity issues which contributed to the Company's inability to pay creditors and resulted in defaults of debt covenants. These factors precipitated the Company's filing for Chapter 11 protection.

Subsequent to the commencement of the Chapter 11 cases, the Debtors sought and obtained several orders from the Bankruptcy Court which were intended to stabilize their businesses and enable the Debtors to continue business operations as debtors-in-possession. To date, the most significant of these orders (i) permitted the Debtors to operate their consolidated cash management system during the Chapter 11 cases in substantially the same manner as it was operated prior to the commencement of the Chapter 11 cases; (ii) authorized payment of pre-petition wages, vacation pay, and employee benefits and reimbursement of employee business expenses; (iii) authorized payment of pre-petition sales and use taxes owed by the Debtors; (iv) authorized the Debtors to pay certain pre-petition obligations to critical vendors, common carriers and workers' compensation insurance to aid the Debtors in maintaining operation of their businesses; and (v) authorized the Debtors to obtain interim and final debtor-in-possession financing. On May 16, 2001, the Bankruptcy Court approved, on an interim basis, the Company's $115.0 million debtor-in-possession credit facility (the DIP facility") with Wells Fargo Retail Finance L.L.C.

In bankruptcy, the rights of, and the Debtors' ultimate payments to, prepetition creditors and shareholders may be substantially altered. This could result in claims being liquidated in the bankruptcy cases at less (and possibly substantially less) than 100% of their face value, and the equity of common shareholders being diluted or cancelled. The Bankruptcy Code provides that the Debtors have an exclusive period during which only they may propose and file and solicit acceptances of a plan of reorganization. This period may be extended upon request of the Debtors and subsequent Bankruptcy Court approval. If the Debtors fail to file a plan of reorganization during the exclusive period, as extended, or, after such plan has been filed, if the Debtors fail to obtain acceptance of such plan from the requisite classes of creditors and equity security holders during the exclusive solicitation period, any party in interest may file their own plan or reorganization for the Debtors.

Due to material uncertainties, it is not possible to determine the additional amount of claims that may arise or ultimately be filed, or to predict the length of time the Debtors will operate under the protection of Chapter 11 of the Bankruptcy Code, the outcome of the bankruptcy cases in general, whether the Debtors will continue to operate under their current organizational structure, or the effect of the cases on the Debtors' business or on the claims and interests of the various creditors and security holders.

The Chapter 11 cases have been assigned Chapter 11 Case Nos. 01-1744 through 01-1749. The cases have been consolidated for procedural purposes only and are being administered jointly pursuant to an order entered on May 16, 2001. Each of the Debtors continues to operate its business and manage its property as a debtor-in-possession pursuant to sections 1107 and 1108 of the Bankruptcy Code. As a result of the bankruptcy filings, litigation relating to prepetition claims against the Debtors is stayed.

Although the Chapter 11 bankruptcy filing raises substantial doubt about the Company's ability to continue as a going-concern, the accompanying financial statements have been prepared on a going-concern basis. This basis contemplates the continuity of operations, realization of assets, and discharge of liabilities in the ordinary course of business. The statements also present the assets of the Company at historical cost. A plan of reorganization could materially change the amounts currently disclosed in the financial statements.

The Company believes, based on information presently available to it, that cash available from operations and the DIP Financing (see Note 10) will provide sufficient liquidity to allow it to continue as a going concern for the foreseeable future. However, the ability of the Company to continue as a going concern (including its ability to meet post-petition obligations of the Debtors) and the appropriateness of using the going concern basis for its financial statements are dependent upon, among other things, (i) the Company's ability to comply with the terms of the DIP Financing and any cash management order entered by the Bankruptcy Court in connection with the Chapter 11 cases, (ii) the ability of the Company to maintain adequate cash on hand, (iii) the ability of the Company to generate cash from operations, (iv) confirmation of a plan of reorganization under the Bankruptcy Code, and (v) the Company's ability to achieve profitability following such confirmation.

3.  THE MERGER
--------------

Effective July 26, 2000, Night Owl Acquisition, Inc., our wholly owned subsidiary, and Noodle were merged in a tax-free, stock-for-stock transaction that was accounted for as a pooling of interests (the "Merger"). Under the terms of the Merger agreement, the Company issued 1.233 shares of Zany Brainy, Inc. Common Stock for each outstanding share of Noodle Common Stock for an aggregate issuance of approximately 9.4 million shares of our Common Stock to the former Noodle stockholders. Subsequent to the Merger, Noodle Kidoodle, Inc. became a wholly owned subsidiary of Zany Brainy, Inc.

The Company's historical financial statements have been retroactively restated to reflect the acquisition of Noodle as though they had been combined from the beginning of each of the periods presented. Revenue and net income (loss) as previously reported for the years ended January 29, 2000 and January 30, 1999 and as restated for the pooling of interests transaction is as follows (in thousands):

                                                                        Fiscal Year Ended
                                                       January 29, 2000                  January 30, 1999
                                                    Revenues     Net income           Revenues       Net income
Zany Brainy, Inc (as previously reported)           $  241,194     $  6,904             $ 168,471      $  8,999
Noodle Kidoodle, Inc. (as previously reported)         135,038       11,038               107,886         3,752
Adjustments                                                  -          668 (a)                 -          (121) (a)
                                                    ----------     --------             ---------      --------
Restated                                            $  376,232     $ 18,610             $ 276,357      $ 12,630
                                                    ==========     ========             =========      ========


(a) Includes adjustments to conform Noodle's accounting policies for inventory capitalization and pre-opening expenses to the Company's accounting policies.

Subsequent to the merger, the Company had recorded $29.4 million in expense for merger, integration and restructuring. The breakdown of those costs is as follows (in thousands):


                                                                                  Fiscal Year
                                                                             Ended February 3, 2001
                                                                             ----------------------
As Part of Cost of Sales:
Inventory write-downs                                                                 $  8,802

As Part of SG&A Expense:
Professional fees                                                                        6,164
Severance and change in control costs                                                    4,120
Grand reopening and related costs                                                        1,935
Store closures, including $1.7 million of impairments under SFAS No. 121                 2,300
Other integration costs                                                                  6,125
                                                                                      --------

                                       Total                                          $ 29,446
                                                                                      ========

Management's restructuring and integration plan relates primarily to the discontinuance and liquidation of product SKU's, and resulted in inventory write-downs of $8.8 million for the year ended February 3, 2001. These costs have been included in cost of goods sold on the accompanying consolidated statements of operations. As of February 3, 2001, there was a $3.0 million accrual remaining for these costs as an inventory reserve on the accompanying consolidated balance sheet. Additionally, management has consolidated Noodle's administrative functions into our headquarters in King of Prussia, PA and is in the process of closing three stores identified as part of the restructuring plan. Management expects the integration plan to be completed in the second quarter of fiscal 2001.

The utilization of the initial accruals as of the date of the merger and changes through February 3, 2001 is as follows (in thousands):

                                                                                                 Accrual as of
                                         Initial Accrual       Charges        Utilized         February 3, 2001
                                         ---------------       -------        ---------        ----------------
Merger and Integration Costs
----------------------------

Inventory write-downs                              $ 8,650           $   -    $  (5,625)               $ 3,025
Professional fees                                    5,025               -       (4,956)                    69
Store closures                                           -             600            -                    600
Other integration costs                                905             350         (841)                   414

Restructuring Costs
-------------------

Severance and change in control costs                3,000               -       (3,000)                     -
Disposal of property                                   900               -         (900)                     -
                                                   -------           -----    ----------               -------

                                                   $18,480           $ 950    $ (15,322)               $ 4,108
                                                   =======           =====    ==========               =======

Charges during the period outlined above include $350,000 related to the closing of Noodle's headquarters in Syosset, NY, and closing costs, including brokers fees and additional rental payments through the date of closing for three stores.

4.  DISSOLUTION OF ZB HOLDINGS LLC
----------------------------------

In October 1999, the Company formed ZB Holdings LLC, a joint venture with OnLine Retail Partners, LLC ("ORP") for the purpose of developing and operating www.zanybrainy.com, an internet shopping website. The investment was accounted for under the equity method of accounting and included an initial investment of $5.0 million during fiscal 1999 for financial accounting purposes and certain intangibles which were not recorded under accounting principles generally accepted in the United States (collectively "the Company's Capital Account"). Losses were allocated first to ORP to the extent of its investment and then to the Company to extent of the Company's Capital Account. The Company did not record any equity losses in the joint venture during fiscal 1999.

During fiscal 2000, the Company contributed an additional $6.9 million in cash which was added to the Company's Capital Account. Also during fiscal 2000 certain ownership interests were transferred to individuals and Children's Equity LLC and accounted for a reduction in the Company's Capital Account of $334,000. The Company recorded $11.4 million in an equity loss related to the joint venture.

On December 4, 2000, the Company entered into an agreement with Online Retail Partners ("ORP") to dissolve and liquidate the Internet joint venture, ZB Holdings LLC and its wholly owned subsidiary, ZanyBrainy.com LLC. As a result, the Company assumed full ownership and control of www.zanybrainy.com , the internet shopping website, through the wholly-owned subsidiary, Zany Brainy Direct LLC. Accordingly, the Company's consolidated statements of operations include the operating results of the internet operations after December 4, 2000. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by the Company's management based on information currently available and on current assumptions as to future operations and the report of an independent third party appraiser. A summary of the assets acquired and liabilities assumed in the acquisition, which equaled the investment on the Company's book at the date of dissolution follows (in thousands):

Estimated fair values:
        Cash                                                      $  3,081
        Accounts receivable                                            292
        Inventory                                                    3,365
        Prepaid expenses                                               147
        Equipment                                                    2,953
        Other assets                                                    71
        Accrued liabilities                                         (9,677)
                                                                -----------
Net investment at date of dissolution                             $    232
                                                                ===========

Included in accrued liabilities is $4.3 million due to Zany Brainy, Inc., which was eliminated in consolidation on the date of dissolution against the corresponding receivables on the Company's books. This amount has been treated as a non-cash item in the accompanying consolidated statement of cash flows for the fiscal year ended February 3, 2001.

Pursuant to the terms of the transaction, in satisfaction of approximately $3.4 million of ZanyBrainy.com payables to ORP for web site services through fiscal year end, the Company issued to ORP 1.25 million shares of Common stock and a five year warrant to purchase an additional one million shares of Common stock at an exercise price of $6.00, which were valued in the Black-Scholes Option Pricing Model at $117,000, and agreed to pay ORP $1 million. At February 3, 2001, $650,000 was included in accrued expenses related to this obligation.

The Company had entered into certain agreements with ZanyBrainy.com pursuant to which it provided services to and acted as an agent for ZanyBrainy.com. Prior to dissolution, the Company procured and transferred, at cost, $2.9 million and $8.2 million during fiscal 2000 and fiscal 1999, respectively, of merchandise, including freight and other procurement costs, to ZanyBrainy.com. In addition, the Company transferred costs of $2.7 million for the cost of production and marketing materials and $250,000 for the cost of services rendered during fiscal 1999. There were no such costs transferred during fiscal 2000.

On May 8, 2001, the Company suspended offering products for sale on the internet.

5.  DISCONTINUED OPERATIONS
---------------------------
During the third quarter of fiscal 1999, the Company adjusted the estimated gain on disposal of the Noodle discontinued wholesale operations recognized in fiscal 1996. The adjustment, resulting in an additional net gain on disposal of discontinued operations of approximately $1.6 million net of income taxes of $950,000, arose from the sale of the Company's leasehold interest in its former distribution center in Birmingham, Alabama and the finalization of liabilities related to its discontinued wholesale operations.

6.  INITIAL PUBLIC OFFERING AND SUBSEQUENT DELISTING NOTIFICATION
-----------------------------------------------------------------
In June 1999, the Company sold 4,722,669 shares of Common stock at $10.00 per share ($9.30 after an underwriting discount of $.70 per share) in an initial public offering (the "Offering"). All shares of Preferred stock outstanding prior to the Offering were converted into 11,250,273 shares of Common stock. The Offering generated proceeds of $43.9 million ($42.3 million after deducting transaction expenses of $1.6 million).

On May 1, 2001, the Company received a letter from the Nasdaq Market, Inc. indicating that it failed to meet the continued listing requirements for minimum bid price under the Nasdaq National Market rules, specifically, its common stock failed to maintain a minimum bid price of $1.00 over 30 consecutive trading days as required by the Nasdaq National Market minimum bid price rules. Therefore, the Company's securities, are subject to delisting from The Nasdaq National Market. Zany Brainy has requested a hearing before a Nasdaq Listings Qualifications Panel to appeal the staff determination.

7.  NET INCOME (LOSS) PER SHARE
-------------------------------
Net income (loss) per share is calculated utilizing the principles of SFAS No. 128, "Earnings per Share" ("EPS"). Basic EPS excludes potentially dilutive securities and is computed by dividing net income (loss) applicable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed, using the treasury stock method, assuming the conversion or exercise of all dilutive securities such as Preferred stock, options and warrants.

Under SFAS No. 128, the Company's granting of certain stock options, warrants and Preferred stock resulted in potential dilution of basic EPS. The following table summarizes the differences between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute diluted EPS (in thousands).

                                                                             February 3,    January 29,     January 30,
                                                                                2001           2000            1999
                                                                                ----           ----            ----
Basic weighted average number of shares outstanding                            31,280         25,208          14,729
Incremental shares from assumed exercise or conversion of:
    Stock Options                                                                   -          1,576           1,284
    Warrants                                                                        -              9              28
    Preferred Stock                                                                 -          3,987          11,250
                                                                               ------         ------          ------
Diluted weighted average number of shares outstanding                          31,280         30,780          27,291
                                                                               ======         ======          ======

The number of incremental shares from the assumed exercise of stock options and warrants is calculated applying the treasury stock method. Stock options and warrants were excluded from the fiscal 2000 calculation, as they were anti-dilutive.

8.  PROPERTY, PLANT AND EQUIPMENT (in thousands)
------------------------------------------------

                                                        February 3,
                                                        -----------
                                                              2001         January 29, 2000
                                                              ----         ----------------

Land                                                     $     272                 $    272
Buildings and improvements                                   1,986                    1,986
Furniture and fixtures                                      48,268                   45,785
Computers and equipment                                     35,557                   20,368
Leasehold improvements                                      38,978                   35,390
                                                         ---------                 --------
                                                           125,061                  103,801
Less- Accumulated depreciation and amortization            (58,908)                 (40,268)
                                                         ---------                 --------
                                                         $  66,153                 $ 63,533
                                                         =========                 ========


9.  ACCRUED LIABILITIES (in thousands)
--------------------------------------

                                                       February 3, 2001          January 29, 2000
                                                       ----------------          ----------------
Payroll and related expenses                                   $  3,121                   $ 4,157
Merger related expenses                                           1,083                         -
Accrued gift certificates                                         1,642                     1,179
Accrued sales and use tax                                         1,298                     1,751
Accrued advertising and marketing                                   100                     4,169
Other                                                            10,837                     9,580
                                                               --------                   -------
                                                               $ 18,081                   $20,836
                                                               ========                   =======

10.  LONG-TERM DEBT (in thousands)
----------------------------------

                                                      February 3, 2001            January 29, 2000
                                                      ----------------            ----------------
Revolving credit facility                                     $ 52,723                     $ 3,996

8% unsecured promissory note, due
   in quarterly installments through
   2016                                                            689                         712
                                                              --------                     -------
                                                                53,412                       4,708
Less current maturities                                        (52,749)                     (4,019)
                                                              --------                     -------
Long-term debt                                                $    663                     $   689
                                                              ========                     =======

In July 1999, the Company entered into a master lease agreement with a bank which provides for $5.0 million for leasing new and used equipment through June 30, 2000. The agreement requires that the leases be capital in nature and is subject to certain covenants, as defined. In fiscal 2000 and 1999, the Company financed $1.0 million and $3.8 million, respectively, of equipment under the agreement. The Company is required to make monthly payments, including interest, at an average rate of 9.9%. The equipment leased under the agreement is the collateral. This agreement was not renewed upon expiration.

In July 2000, the Company entered into a three-year credit facility (the "Credit Facility") covering a maximum principal amount of $115.0 million, secured by inventories and other assets, subject to a borrowing base, as defined as a percentage of eligible inventories. This secured credit facility bears interest at the prime rate, the annual Federal funds rate plus 2.0 percent or, if the Company elects, at an annual rate of LIBOR plus 2.0-2.5 percent (depending on availability). The credit facility was completed in two parts. An initial $65.0 million portion was completed on July 26, 2000 and replaced an existing $30.0 million bank line. The remaining $50.0 million portion was completed on October 12, 2000 and replaced Noodle's existing $50.0 million facility. The Credit Facility requires the Company to comply with various covenants, as defined, and restricts the payment of dividends. The Company had an outstanding balance on the line of credit of $52.7 million as of February 3, 2001. At February 3, 2001 and January 29, 2000, there were $2.4 million and $2.1 million, respectively, in outstanding letters of credit issued against the Credit Facility.

Deferred acquisition costs of $1,158,000 and amortization expense of $152,000 recorded during the year ended February 3, 2001 are included in the accompanying consolidated financial statements.

Annual maturities of long-term debt are as follows (in thousands):

                                                        February 3,
                                                           2001
                                                      ---------------

              2001                                          $52,749
              2002                                               26
              2003                                               28
              2004                                               31
              2005                                               33
              Thereafter                                        545
                                                            -------
                                                            $53,412
                                                            =======
The Company's lender has asserted that the Company is in default under its Credit Facility, and all such debt has been classified as current. As a result of the defaults asserted by the bank that are described below, outstanding borrowings under the Credit Facility are accruing interest at a rate equal to 2% above the highest alternative pre-default rates (the "Default Rate"). Under the Credit Facility, the Company's borrowing availability is tied to a seasonal percentage of eligible inventory. Such formula currently includes a limitation that the Company cannot borrow any amounts that exceed the lesser of (a) 65% of the cost of eligible inventory or (b) 85% of the appraisal value of eligible inventory, subject to additional reserves imposed by the bank. In January 2001, the appraiser retained by the bank appraised the Company's inventory at a value that significantly reduced the Company's borrowing availability.

In connection with the Filing the Debtors obtained a two year, $115.0 million debtor-in-possession credit facility from Wells Fargo Retail Finance, LLC, as Agent for itself and other lenders that may join the credit facility from time-to-time (the "DIP Facility"). The DIP Facility is secured with substantially all of the Company's assets. The DIP Facility includes a credit line of up to $100.0 million bearing interest at the prime rate plus 1.75 or, if we elect, at an annual rate of LIBOR plus 3.5%, and an additional line of $15.0 million bearing interest at 14.5% per annum.

The Company's DIP Facility contains covenants that require them to satisfy ongoing financial requirements and which limit their ability to borrow additional money, pay dividends, divest assets, make additional corporate investments and increase compensation paid to directors, officers and senior management employees. The DIP Facility also prohibits a change in control. In the event of default, the annual interest rate shall increase by 2.0%.

Under the DIP Facility, the Company's borrowing availability is tied to a percentage of eligible inventory. Such formula currently includes limitations based on a percentage of the value of eligible inventory that adjusts seasonally and a general limitation that the Company cannot borrow any amounts that exceed 100% of the liquidation value of eligible inventory. The amounts calculated based on eligible inventory are subject to additional reserves imposed by the bank.

As a consequence of the Filing and the impact of certain provisions in our DIP Facility and in the interim order entered by the Bankruptcy Court, we are now subject to certain restrictions, including a limitation in the aggregate borrowings under the DIP Facility to $63.8 million.

In connection with the DIP Facility the Company will be required to pay an origination and arrangement fee of $1.3 million or 1.25% on the credit line, an origination fee of $450,000 or 3.0% on the maximum additional line, an annual agent's fee of $200,000, certain unused credit line, collateral and letter of credit fees, as defined in the agreement.

In connection with the DIP Facility, the Company plans to terminate and repay its existing Credit Facility. At the time of termination, the Company will be required to pay a $1.7 million termination fee and will write off approximately $932,000 of unamortized deferred financing costs which will be expensed in the period of termination.

Borrowings under the DIP Facility are immediately reduced by transfers from the Company's bank accounts, including store retail receipts, on a daily basis.

11.  INCOME TAXES
-----------------

The Company files a consolidated Federal income tax return. Short period returns will be filed for the results of operations of Noodle prior to the merger. The Company has adopted SFAS No. 109, "Accounting for Income Taxes." The effect of this statement is to take principally a balance sheet approach to providing deferred income taxes. Deferred tax balances are regularly adjusted through the income statement to reflect the current year estimate of future tax payments.

Income tax expense (benefit) consists of the following components (in thousands):

                                                                      Fiscal Year Ended

                                                     February 3, 2001    January 29, 2000      January 30, 1998
                                                     ----------------    ----------------      ----------------
Continuing Operations:
Current:
              Federal                                  $         -                    282                 236
              State                                            250                    458                  14
                                                     -------------       ----------------      --------------
                                                               250                    740                 250
Deferred:
              Federal                                      (25,142)                 3,690                 822
              State                                              -                     84                   -
                                                     -------------       ----------------      --------------
                                                           (25,142)                 3,774                 822
Increase (decrease) in valuation allowance                  33,881                 (7,334)             (7,166)
              Income tax expense (benefit)                   8,989                 (2,820)             (6,094)
Discontinued Operations- expense                                 -                    950                   -
                                                     -------------       ----------------      --------------
                                                       $     8,989          $      (1,870)       $     (6,094)
                                                     =============       ================      ==============

The deferred tax effect of temporary differences giving rise to the Company's deferred tax assets and liabilities consists of the following components (in thousands):

                                                       February 3, 2001     January 29, 2000
Deferred tax assets:
     Deferred rent                                          $  3,104             $  1,751
     Inventory reserves                                        2,286                  495
     Unicap                                                      853                  649
     Other                                                     1,628                  714
     Net operating loss carryforwards                         28,142                6,758
     AMT credit carryforwards                                    402                  402
                                                            --------             --------
            Gross deferred tax assets                         36,415               10,769
                                                            --------             --------
Deferred tax liabilities:

Depreciation
                                                              (1,541)              (1,235)
Other                                                          (376)                (358)
                                                            --------             --------

            Gross deferred tax liabilities                    (1,917)              (1,593)
                                                            --------             --------

Net deferred tax asset, before valuation                      34,498                9,176
     Less-Valuation allowance                                (34,498)                (617)
                                                            --------             --------
Net deferred tax asset                                      $      -             $  8,559
                                                            ========             ========

Valuation allowances, primarily attributable to the Federal net operating loss carryforward, were established in fiscal 1996 and 1997 in accordance with the provisions of FASB Statement No. 109, "Accounting for Income Taxes". The Company reversed $7.3 million of Noodle's valuation allowance in fiscal 1999 and $7.2 million of Zany's valuation allowance in fiscal 1998 based on management's assessment that it was more likely than not that the net deferred tax assets would be realized through future taxable earnings. In fiscal 2000, management has reassessed the realizability of the net deferred tax asset based on operating results and determined that a full valuation reserve is appropriate at February 3, 2001.

The reconciliation of the Federal statutory rate to the Company's effective income tax rate is as follows:

                                                                                   Fiscal Year Ended

                                                                February 3, 2001   January 29, 2000   January 31, 1999

Tax provision (benefit) at Federal statutory rate                         (35.0)%             34.5%              34.0%

State taxes, net of Federal benefit                                         0.3                2.7                  0.2
Other, including utilization of loss carryforwards                            -               (4.6)               (17.8)
Increase (decrease) in valuation allowance                                 47.2              (43.8)              (109.6)
                                                                      ---------            -------              -------
                                                                           12.5%             (11.2)%              (93.2)%

The Company has Federal net operating loss carryforwards of approximately $78.5 million which expire in 2011.

A provision of the Tax Reform Act of 1986 may limit the Company's ability to utilize its net operating loss carryforwards, including those net operating loss carryforwards acquired from Noodle, in future periods where significant changes in ownership have occurred.

12.  CONVERTIBLE PREFERRED STOCK
--------------------------------

In June 1999, the Company converted all outstanding Preferred stock into 11,250,273 shares of Common stock. As of February 3, 2001, 5,000,000 shares of Preferred stock were authorized, none of which is outstanding.

13.  COMMON STOCK OPTIONS AND WARRANTS
--------------------------------------

The Company's 1993 Stock Incentive Plan provides for the granting of Common stock, Common stock options and stock appreciation rights to key employees and members of the Board of Directors. The Company's 1998 Equity Compensation Plan provides for the granting of Common stock options, restricted stock, stock appreciation rights ("SARS")and performance units to employees, Board members and consultants. Noodle's Stock Incentive Plan for key employees, directors and consultants provided for the granting of stock options, stock appreciation rights, dividend equivalent rights, restricted stock, unrestricted stock and performance shares. At the effective date of the merger, each outstanding and unexercised option or right to purchase shares of Noodle common stock granted under the Noodle stock option plan was assumed by the Company and converted into an option or a right to purchase shares of the Company's common stock under the same terms and conditions as were applicable to the options as granted under the Noodle stock plan. The number of shares of the Company's common stock that the converted options are exercisable for, and the exercise price of the options were adjusted to reflect the exchange ratio of 1.233. The Noodle Stock Incentive Plan provided for the granting of stock options, stock appreciation rights (SAR's), dividend equivalent rights, restricted stock, unrestricted stock and performance shares to key employees, directors and consultants. Required disclosure information regarding the 1993 Stock Incentive Plan, the 1998 Equity Compensation Plan and the Noodle Stock Incentive Plan (collectively, the "Plans") have been combined due to similarities in the Plans.

The Company reserved 5,500,000, 5,500,000 and 3,700,000 shares of its Common stock for awards under the Plans as of February 3, 2001, January 29, 2000 and January 30, 1999, respectively. The Company accounts for the Plans under Accounting Principles Board Opinion No. 25. Had compensation cost for the options issued under the Plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss), basic EPS and diluted EPS would have been equal to the pro forma amounts indicated below (in thousands except per share data):

                                                                Fiscal Year Ended
                                                                -----------------

                                                 February 3, 2001 January 29, 2000  January 30, 1999
                                                 ---------------- ----------------  ----------------
Net income (loss)                As reported            $(80,699)          $18,610           $12,630
                                 Pro forma               (82,541)           17,374            11,527

Basic EPS                        As reported            $  (2.58)          $  0.74           $  0.86
                                 Pro forma                 (2.64)             0.69              0.78

Diluted EPS                      As reported            $  (2.58)          $  0.60           $  0.46
                                 Pro forma                 (2.64)             0.56              0.42

The weighted average fair value of options granted in fiscal 2000, 1999 and 1998 was $2.96, $11.32 and $2.60, respectively. The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model. The table below is based on historical information for both Zany and Noodle and have been retroactively restated to reflect the acquisition of Noodle as though they had been combined from the beginning of each if the periods presented:
_________

                                                                            Fiscal Year Ended
                                                                            -----------------
                                                       February 3, 2001        January 29, 2000      January 30, 1999
                                                       ----------------        ----------------      ----------------
Expected dividend rate                                      -                              -                     -
Expected volatility                                        80%                  45.0% - 53.8%          45.0% -50.1%
Weighted average risk-free interest rate                 6.28%                  5.33% - 6.77%          4.55% - 5.3%
Expected lives (years)                                      4                        4-5                    4-5

In fiscal 2000 and 1999, the Company granted 315,413 and 1,230,686 options, respectively, under the Plans to employees and directors to purchase Common stock at prices ranging from $0.84 to $11.75 per share. Options to purchase 400,000 shares of Common stock vest 100% after three years and remaining options primarily vest over a four-year period from the date of grant. During 1999, options to purchase 8,200 shares of Common Stock were granted with exercise prices below the fair market value of the Company's Common Stock on the date of grant. These options were valued at $43,000 and are being amortized as deferred compensation expense over the vesting period. All other options were issued with exercise prices equal to or greater than the fair market value on the grant date. The options are exercisable over a maximum of 10 years.

Information with respect to all options outstanding, including options to purchase 130,000 shares of Common stock issued outside the Plans prior to fiscal 1997, is as follows:

                                                            Option Price Per      Weighted Average
                                                  Shares        Share              Price Per Share
Options outstanding, January 31, 1998             3,196,559  $0.67 -13.125            $3.52
Granted                                             831,939      4.00-9.00             5.25
Exercised                                           (42,263)     3.00-7.13             3.61
Canceled                                           (236,991)    3.00-13.13             3.98
                                               ------------
Options outstanding, January 30, 1999             3,749,244     0.67-13.13             3.88
Granted                                           1,230,686     3.33-11.75             9.08
Exercised                                          (274,694)     0.67-6.69             3.09
Canceled                                           (357,733)    3.00-11.75             5.81
                                               ------------
Options outstanding January 29, 2000              4,347,503     0.84-11.75             5.28
Granted                                             315,413      0.84-5.38             2.96
Exercised                                           (27,314)     3.00-5.25             3.37
Canceled                                         (1,551,410)    2.00-11.75             5.35
                                                -----------
Options outstanding February 3, 2001
                                                  3,084,192    $0.84-11.75            $5.03
                                                ===========

Of the 130,000 shares of Common stock issued outside the Plans, none were exercised in fiscal 2000.

At February 3, 2001, the weighted average contractual life of all options outstanding was 5.5 years, there were 2,111,359 options vested at a weighted average exercise price of $4.22 and there were 2,218,307 shares reserved under the Plans which were not covered by stock options granted.

On March 26, 2001, options to purchase an aggregate of 2,000,000 shares of common stock were granted to certain key employees at an exercise price equal to the fair market value of the Company's common stock. Options to purchase 1,500,000 shares of common stock are for a ten-year term and vest in four equal installments commencing on the first anniversary of the date of grant. Options to purchase 500,000 shares of common stock are for a ten-year term with vesting over a four-year period, as defined, with certain provisions for acceleration pursuant to an employment agreement.

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

In 2000, the Company granted warrants to ORP in conjunction with the dissolution of the joint venture (see Note 4), to purchase 1 million shares of the Company's Common Stock at an exercise price of $6.00 per share. These warrants vest over five years and will expire in 2010. The fair market value was determined using the Black Scholes option pricing model.

14.  COMMITMENTS AND CONTINGENCIES
----------------------------------

Leases
------

The Company leases retail, distribution and office space and equipment under various operating leases. Most store leases typically have an average initial term of ten years, with two five-year renewal options. Certain leases provide for additional rent contingent upon store sales levels. Base rent expense, including any required contingent payments, for fiscal 2000, 1999 and 1998 was approximately $37,006,000, $30,642,000 and $21,780,000 respectively.

The Company has entered into several leases for store and distribution center equipment and fixtures that have been accounted for as capital leases. The capitalized cost of $8,266,000 and $10,130,000 and related accumulated amortization of $3,538,000 and $4,044,000 has been included in property and equipment at February 3, 2001 and January 29, 2000, respectively. The present value of the minimum lease payments is as follows (in thousands):

                                                As of
                                              February 3,
                                                 2001
                                                 ----
Total minimum lease payments                    $5,218
Less - Amount representing interest               (426)
                                                 -----
Present value of minimum lease payments         $4,792
                                                ======


Future minimum lease payments under the Company's operating and capital leases, including leases for stores opening in fiscal 2000 which were entered into before the period indicated, are as follows (in thousands):

                           As of February 3, 2001
Fiscal                          Operating                    Capital
------                          ---------                    -------
2001                             $38,981                     $2,726
2002                              39,275                      1,741
2003                              38,838                        751
2004                              37,666                          -
2005                              33,932                          -
2006 and thereafter               97,624                          -
                                --------                     ------
                                $286,316                     $5,218
                                ========                     ======


As debtors-in-possession, the Company has the right, subject to Bankruptcy Court approval and certain other conditions, to assume or reject any pre-petition executory contracts and unexpired leases. Parties affected by such rejections may file pre-petition claims with the Bankruptcy Court in accordance with bankruptcy procedures.

401(k) Plan
-----------

On October 1, 1996, the Company adopted a 401(k) plan for its employees (the
Plan). The Plan allows participants to contribute up to 15% of their compensation. As of August 1, 2000, the Company provides a match of 25% of the first 6% contributed by employees.

Employer contributions vest 20% per year.

Prior to the merger, Noodle offered a 401(k) plan for its employees with a match of 25% of the first 5% contributed by employees. As of the date of the merger, the Noodle 401(k) plan was terminated and Noodle employees became participants in the Company's 401(k) plan.

The employer contributions were $150,000 and $32,000 for 2000 and 1999, respectively. The cost to administer the Plan was $29,000 and $19,000 for fiscal 2000 and 1999, respectively.

Employment Agreements
---------------------

Certain members of key management have employment agreements which would require payments of $1,782,500,

$782,500 and $117,700 in fiscal 2001, 2002 and 2003, respectively. The agreements also provide for other terms and conditions of employment including termination payments.

General
-------

From time to time, the Company is named as a defendant in legal actions arising from its normal business activities. In connection with the Company's inability to pay its creditors, the Company was named in numerous pre-petition lawsuits. Although the amount of any liability that could arise with respect to currently pending actions cannot be estimated, in the opinion of the Company, any such liability will not have a material adverse effect on its financial position or operating results.

16,  QUARTERLY FINANCIAL DATA (UNAUDITED)
-----------------------------------------

                                                  First         Second          Third         Fourth
                                                 Quarter        Quarter        Quarter        Quarter
                                                 -------        -------        -------        -------
                                                         (In thousands except per share data)
Fiscal Year Ended February 3, 2001:
Sales                                               $63,435        $71,723        $76,408       $ 188,913
Gross profit                                         12,677          8,154         17,002          50,117
Net loss:                                            (7,497)       (22,198)       (13,284)        (37,720)

Net loss per share:
           Basic                                      (0.24)         (0.71)         (0.43)          (1.18)
           Diluted                                    (0.24)         (0.71)         (0.43)          (1.18)

Weighted average shares:
           Basic                                     31,056         31,065         31,079          31,857
           Diluted                                   31,056         31,065         31,079          31,857


Fiscal Year Ended January 29, 2000:
Sales                                               $63,467        $64,937        $73,902       $ 173,926
Gross profit                                         16,629         16,365         21,164          54,225
Net income (loss):
           Continuing operations                     (2,284)        (5,460)        (4,241)         29,045
           Discontinued operations                        -              -          1,550               -
                       Net income (loss)             (2,284)        (5,460)        (2,691)         29,045

Basic income (loss) per share:
           Continuing operations                    $ (0.15)       $ (0.23)       $ (0.14)      $   $0.94
           Discontinued operations                        -              -           0.05               -
                       Net income (loss)            $ (0.15)       $ (0.23)       $ (0.09)      $   $0.94

Diluted income (loss) per share:
           Continuing operations                    $ (0.15)       $ (0.23)       $ (0.14)      $    0.90
           Discontinued operations                        -              -           0.05               -
                       Net income (loss)            $ (0.15)       $ (0.23)       $ (0.09)      $    0.90

Weighted average shares:
           Basic                                     14,754         24,124         30,904          30,986
           Diluted                                   14,754         24,124         30,904          32,371

                                 EXHIBIT INDEX

                     Exhibit
                     Number    Description
                     ------    -----------

                     2.1 Amended and Restated Agreement and Plan of Merger dated as of April 21, 2000 among Zany Brainy, Inc., Noodle Kidoodle, Inc. and Night Owl Acquisition, Inc. (1)*
                     2.4 Plan of Dissolution dated as of December 4, 2000 by and among ZanyBrainy.com LLC, ZB Holdings LLC, Children's Equity LLC, Zany Brainy Direct LLC, Zany Brainy, Inc. and Online Retail Partners Inc.
                               (4)
                     2.5 Stock Purchase Agreement dated as of December 4, 2000 by and between Zany Brainy, Inc. and Online Retail Partners Inc. (4)
                     10.6 Employment Agreement with Keith C. Spurgeon dated June 6, 2000 (2)(3)
                     10.7 Employment Agreement with Robert A. Helpert dated June 6, 2000 (2)(3)
                     10.8 Amended and Restated Employment Agreement with Thomas G. Vellios dated September 15, 2000 (3)(4)
                               10.9 Amendment to Incentive Stock Option Grants dated September 15, 2000 between Zany Brainy, Inc. and Thomas G. Vellios (3)(4)
                     10.10 Loan and Security Agreement dated July 25, 2000 by and among First Union National Bank, Congress Financial Corporation and Zany Brainy, Inc. (5)
                     21.2      Subsidiaries
                     23.3      Consent of Arthur Andersen LLP
                     23.4      Consent of Janover Rubinroit, LLC

         (1) Previously filed as an exhibit to our Current Report on Form 8-K filed August 9, 2000 and incorporated herein by reference.
         (2) Previously filed as an exhibit to our quarterly report on Form
             10-Q for the fiscal quarter ended April 29, 2000 and incorporated herein by reference.
         (3) Management contract or compensatory plan or arrangement required to be filed or incorporated as an exhibit.
         (4) Previously filed as an exhibit to our quarterly report on Form 10-Q for the fiscal quarter ended October 28, 2000 and incorporated herein by reference.
         (5) Previously filed as an exhibit to our quarterly report on Form 10-Q for the fiscal quarter ended July 29, 2000 and incorporated herein by reference.

* The schedules to this document (which are listed on the table of contents included in this document) have been omitted. The Company agrees to furnish supplementally a copy of any of the omitted schedules to the Securities and Exchange Commission upon request.