Form 10-Q
period 2001-05-05
ZANY BRAINY INC
filed 2001-06-25
CIK 1082193

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

For the quarterly period ended: MAY 5, 2001

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

As of June 25, 2001, there were 32,329,420 outstanding shares of the issuer's common stock, par value $.01 per share.

                               ZANY BRAINY, INC.
                                   FORM 10-Q
                           QUARTER ENDED MAY 5, 2001
                                     INDEX

                                                                                            Page Number
                                                                                            -----------

PART I         FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

          Consolidated Statements of Operations for the thirteen weeks ended May 5, 2001
          and April 29, 2000                                                                     1

          Consolidated Balance Sheets as of May 5, 2001 and February 3, 2001                     2

          Consolidated Statements of Cash Flows for the thirteen weeks ended May 5, 2001
          and April 29, 2000                                                                     3

          Notes to Consolidated Financial Statements                                             4

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                     9

     ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
               MARKET RISK                                                                      12

PART II        OTHER INFORMATION                                                                13

Unless the context indicates otherwise, the terms "Zany Brainy" and "Company" refer to Zany Brainy, Inc. and, where appropriate, one or more of its subsidiaries.

                       PART 1

ITEM 1: FINANCIAL STATEMENTS



                       ZANY BRAINY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED


                     (in thousands, except per share data)

                                                          Thirteen Weeks Ended
                                                   May 5, 2001           April 29, 2000
                                                   -----------           --------------
NET SALES                                          $  66,207              $ 63,435
COST OF GOODS SOLD, including occupancy costs         55,880                50,758
                                                   ---------              --------

Gross profit                                          10,327                12,677
SELLING, GENERAL, AND
  ADMINISTRATIVE EXPENSES                             27,782                24,562
                                                   ---------              --------

Operating income/(loss)                              (17,455)              (11,885)
INTEREST EXPENSE, NET                                 (1,612)                 (273)
                                                   ---------              --------

Income (loss) before income tax benefit (expense)    (19,067)              (12,158)
INCOME TAX BENEFIT (EXPENSE)                               -                 4,661
                                                   ---------              --------
NET INCOME (LOSS)                                   ($19,067)              ($7,497)
                                                   =========              ========

NET  (LOSS) PER SHARE:                             $   (0.59)             $  (0.24)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and Diluted                                     32,329                31,056



        The accompanying notes are an integral part of these statements.

                      ZANY BRAINY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                   UNAUDITED

                       (in thousands except share data)

                                                                                          May 5, 2001         February 3, 2001
                                                                                      ----------------     -------------------
                                        ASSETS
                                        ------

CURRENT ASSETS:
Cash and cash equivalents                                                                     $  1,731                $  2,352
Receivables, net                                                                                 2,002                   2,270
Inventories, net                                                                               106,455                 120,017
Prepaid expenses                                                                                 4,388                   6,874
                                                                                      ----------------     -------------------
Total current assets                                                                           114,576                 131,513

PROPERTY AND EQUIPMENT, net                                                                     62,163                  66,153
OTHER ASSETS, net                                                                                1,639                   1,497
                                                                                      ----------------     -------------------

                                                                                              $178,378                $199,163
                                                                                      ================     ===================
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
Bank overdraft                                                                                $      -                $  7,314
Line of credit                                                                                  44,103                  52,723
Accounts payable                                                                                46,163                  37,117
Accrued liabilities                                                                             23,898                  18,081
Current portion of long-term debt                                                                   33                      26
Capitalized lease obligations                                                                    2,471                   2,588
                                                                                      ----------------     -------------------
Total current liabilities                                                                      116,647                 117,849
                                                                                      ----------------     -------------------

DEFERRED RENT                                                                                    8,883                   8,868
                                                                                      ----------------     -------------------

LONG TERM DEBT, net of current portion                                                             656                     663
                                                                                      ----------------     -------------------

CAPITALIZED LEASE OBLIGATIONS, net of current portion                                            1,657                   2,204
                                                                                      ----------------     -------------------


COMMITMENTS AND CONTINGENCIES (NOTE 11)

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value, 100,000,000 shares authorized at May 5, 2001;
  32,329,420 shares issued and outstanding at May 5, 2001 and February 3, 2001                     323                     323
Additional paid-in capital                                                                     145,336                 145,334
Accumulated deficit                                                                            (95,145)                (76,078)
                                                                                      ----------------     -------------------
Total shareholders' equity                                                                      50,514                  69,579
                                                                                      ----------------     -------------------

                                                                                              $178,378                $199,163
                                                                                      ================     ===================

       The accompanying notes are an integral part of these statements.

                      ZANY BRAINY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED

                                (in thousands)

                                                                                                      Thirteen Weeks Ended
                                                                                                   May 5, 2001     April 29, 2000
                                                                                               ---------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                                                                            ($19,067)           ($7,497)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
-------------------------------------------------------------------------------------------
Depreciation and amortization                                                                            4,212              3,661
Provision for deferred rent                                                                                 15                197
Amortization of deferred compensation                                                                        2                  3
Deferred income tax benefit                                                                                  -             (5,102)
Noncash compensation expense                                                                                 -                333
Loss on disposal of assets                                                                                  77                  -
(Increase) decrease in operating assets:
Receivables                                                                                                268              2,290
Inventories                                                                                             13,562             (1,755)
Prepaid expenses                                                                                         2,486                145
Other assets                                                                                                10                 13
Increase (decrease) in operating liabilities:
Accounts payable                                                                                         9,046            (10,902)
Accrued liabilities                                                                                      5,817             (7,000)
                                                                                               ---------------   ----------------
Net cash provided by (used in) operating activities                                                     16,428            (25,614)
                                                                                               ---------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net                                                                  (181)            (3,305)
Investment in joint venture                                                                                  -             (6,862)
                                                                                               ---------------   ----------------
Net cash used in investing activities                                                                     (181)           (10,167)
                                                                                               ---------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
(Payments) borrowings on line of credit, net                                                            (8,620)            12,120
Payments on capitalized lease obligations                                                                 (664)              (700)
Change in bank overdrafts                                                                               (7,314)                 -
Debt issuance costs                                                                                       (270)                 -
Maturities of long-term debt                                                                                 -                 (5)
Proceeds from exercise of stock options                                                                      -                 43
                                                                                               ---------------   ----------------
Net cash provided by (used in) financing activities                                                    (16,868)            11,458
                                                                                               ---------------   ----------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                                               (621)           (24,323)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                           2,352             25,041
                                                                                               ---------------   ----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                               $ 1,731           $    718
                                                                                               ===============   ================

       The accompanying notes are an integral part of these statements.

                      ZANY BRAINY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 5, 2001
                                   UNAUDITED


1.  BASIS OF PRESENTATION
-------------------------

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and should be read in conjunction with the audited financial statements as of February 3, 2001 included in our annual report on Form 10-K for the fiscal year February 3, 2001 as filed with the Securities and Exchange Commission (see Note 2). Certain information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly our financial position, results of operations and cash flows for the periods indicated, and have been prepared in a manner consistent with the February 3, 2001 financial statements. In light of the seasonal nature of our business, the results of operations for the thirteen weeks ended May 5, 2001 are not necessarily indicative of operating results for a full fiscal year.

2.  CHAPTER 11 REORGANIZATION
-----------------------------

On May 15, 2001 (the "Petition Date"), Zany Brainy, Inc., Children's Product, Inc., Children's Development, Inc., Noodle Kidoodle, Inc., Children's Distribution, LLC and Zany Brainy Direct, LLC (collectively, the "Debtors"), filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Debtors are managing their businesses as debtors-in-possession.

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

In bankruptcy, the rights of, and the Debtors' ultimate payments to, pre-petition creditors and shareholders may be substantially altered. This could result in claims being liquidated in the bankruptcy cases at less (and possibly substantially less) than 100% of their face value, and the equity of our common shareholders being diluted or cancelled. In addition, pursuant to the provisions of the Bankruptcy Code, the Debtors are not permitted to pay any claims or obligations that arose prior to the Petition Date ("Pre-petition Claims") unless specifically authorized by the Bankruptcy Court. Similarly, claimants may not enforce any claims against the Debtors that arose prior to the Petition Date unless specifically authorized by the Court. The Debtors also have the right, as debtors-in-possession, subject to the Bankruptcy Court's approval, to assume or reject any executory contracts and unexpired leases in existence on the Petition Date. Parties having claims as a result of such rejection may file claims with the Court, which will be addressed as part of the Chapter 11 cases. The Bankruptcy Code also provides that the Debtors have an exclusive period during which only they may propose and file and solicit acceptances of a plan of reorganization. This period may be extended upon request of the Debtors and subsequent Bankruptcy Court approval. If the Debtors fail to file a plan of reorganization during the exclusive period, as extended, or, after such plan has been filed, if the Debtors fail to obtain acceptance of such plan from the requisite classes of creditors and equity security holders during the exclusive solicitation period, any party in interest may file their own plan of reorganization for the Debtors.

A creditors committee (the "Committee") comprised of 7 unsecured creditors has been appointed in the Chapter 11 cases. In accordance with the Bankruptcy Code, the Committee has the right to be heard on matters that come before the Bankruptcy Court in the Chapter 11 cases.

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

Although the Chapter 11 bankruptcy filing raises substantial doubt about the Company's ability to continue as a going concern, the accompanying financial statements have been prepared on a going-concern basis. This basis contemplates the continuity of operations, realization of assets, and discharge of liabilities in the ordinary course of business. The statements also present the
assets of the Company at historical cost.   A plan of reorganization could
materially change the amounts currently disclosed in the financial statements.

The Company believes, based on information presently available to it, that cash available from operations and the DIP Financing (see Note 8) will provide sufficient liquidity to allow it to continue as a going concern for the foreseeable future. However, the ability of the Company to continue as a going concern (including its ability to meet post-petition obligations of the Debtors) and the appropriateness of using the going concern basis for its financial statements are dependent upon, among other things, (i) the Company's ability to obtain sufficient credit and payment terms from vendors, (ii) the Company's ability to comply with the terms of the DIP Financing and any cash management order entered by the Bankruptcy Court in connection with the Chapter 11 cases,
(iii) the ability of the Company to maintain adequate cash on hand, (iv) the ability of the Company to generate cash from operations, (v) confirmation of a plan of reorganization under the Bankruptcy Code, and (vi) the Company's ability to achieve profitability following such confirmation. As a result of these uncertainties, there can be no assurance that existing or future sources of liquidity will be adequate.

3.  SUPPLEMENTAL CASH FLOWS INFORMATION
---------------------------------------


For the thirteen weeks ended May 5, 2001 and April 29, 2000, the Company paid $1,186,000 and $384,000, respectively, for interest expense. For the thirteen weeks ended May 5, 2001 and April 29, 2000, the Company paid $149,000 and $691,000, respectively, for income taxes.

4.  RECLASSIFICATIONS
---------------------

Certain reclassifications have been made to the prior year's financial statements to conform to the current year presentation.

5.  THE MERGER
--------------

Effective July 26, 2000, Night Owl Acquisition, Inc., our wholly owned subsidiary, and Noodle Kidoodle, Inc. ("Noodle") were merged in a tax-free, stock-for-stock transaction that was accounted for as a pooling of interests. Under the terms of the Merger agreement, we issued 1.233 shares of Zany Brainy, Inc. common stock for each outstanding share of Noodle common stock for an aggregate issuance of approximately 9.4 million shares of our common stock to the former Noodle stockholders.

The Company's historical financial statements have been retroactively restated to reflect the acquisition of Noodle as though they had been combined from the beginning of each of the periods presented. Revenue and net income (loss) as previously reported for the thirteen weeks ended April 29, 2000 and as restated for the pooling of interests transaction is as follows (in thousands):

                                                            Thirteen Weeks Ended
                                                  --------------------------------------
                                                               April 29, 2000
                                                  --------------------------------------

                                                      Revenues               Net income
                                                  ---------------        ---------------
Zany Brainy, Inc (as previously reported)                 $39,363                ($5,050)
Noodle Kidoodle, Inc. (as previously reported)             24,072                 (2,475)
Adjustments                                                     -                     28 (a)
                                                  ---------------        ---------------
Restated                                                  $63,435                ($7,497)
                                                  ===============        ===============

(a) Includes adjustments to conform Noodle's accounting policy for inventory capitalization to the Company's accounting policy.

As a result of the Merger, the Company entered into a restructuring and integration plan. Accruals were established for certain items related to this plan.

The utilization of the initial accruals as of the date of the merger and changes through May 5, 2001 is as follows (in thousands):

                                  July 29, 2000         Charges         Utilized            May 5, 2001
                                  --------------      -----------      -----------      -------------------
Merger and Integration Costs
----------------------------

Inventory write-downs                $ 8,650           $      -         $ (6,577)             $ 2,073
Professional fees                      5,025                  -           (5,018)                   7
Store closures                             -                600             (490)                 110
Other integration costs                  905                350             (875)                 380

Restructuring Costs
-------------------

Severance and change in control
 costs                                 3,000                  -           (3,000)                   -
Disposal of property                     900                  -              900                    -
                                     -------           --------        ---------              -------
                                     $18,480           $    950        $ (16,860)             $ 2,570
                                     =======           ========        =========              =======

During the first quarter of fiscal year 2001, the Company reversed $490,000 of the accrual for store closures due a change in estimate which has been included in selling, general and administrative expenses in the accompanying statement of operations.

Management expects the integration plan to be completed in the second quarter of fiscal 2001.

6.  INVENTORIES
---------------

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method based on moving average and includes certain buying and distribution costs relating to the processing of merchandise.

7.  NET INCOME (LOSS) PER SHARE
-------------------------------

Net income (loss) per share is calculated utilizing the principles of SFAS No. 128, "Earnings Per Share" ("EPS"). The weighted average impact of stock options and warrants was excluded from the calculation of diluted loss per share for all periods presented as they were anti-dilutive due to the net loss.

8.  LINE OF CREDIT
------------------

In July 2000, the Company entered into a three-year credit facility (the "Credit Facility") covering a maximum principal amount of $115.0 million, secured by inventories and other assets, subject to a borrowing base, as defined as a percentage of eligible inventories.

On February 28, 2001, the Company received a letter from the lender under the Credit Facility notifying it that it failed to comply with a number of covenants under the Credit Facility and that such failures constituted events of default under the Credit Facility. On March 9, 2001, the lender notified the Company that, as a result of the events of default, the Company's interest rate for the loans under the Credit Facility was being increased to the default rate of interest, which was the prime rate plus 200 basis points.

On May 15, 2001, the Company filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the "Filing"). In connection with the Filing, the Company obtained a two-year, $115.0 million debtor-in-possession credit facility from Wells Fargo Retail Finance, LLC, as Agent for itself and other lenders that may join the credit facility from time-to-time (the "DIP Facility"). The DIP Facility is secured by substantially all of the Company's assets. The DIP Facility includes a credit line of up to $100.0 million bearing interest at the prime rate plus 1.75% or, if we elect, at an annual rate of LIBOR plus 3.5%, and an additional line of credit of $15.0 million bearing interest at 14.5% per annum.

The Company's DIP Facility contains covenants that require it to satisfy ongoing financial requirements and which limit its ability to borrow additional money, pay dividends, divest assets, make additional corporate investments and increase
compensation paid to directors, officers and senior management employees.   The
DIP Facility also prohibits a change in control. In the event of default, the annual interest rate will increase by 2.0%.

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

In connection with the DIP Facility, the Company was required to pay an origination and arrangement fee of $1.3 million or 1.25% on the credit line, an origination fee of $450,000 or 3.0% on the maximum additional line, and will be required to pay an annual agent's fee of $200,000, certain unused credit line, collateral and letter of credit fees, as defined in the agreement.

In conjunction with the institution of the DIP Facility, the Company repaid all outstanding borrowings under its Credit Facility with Congress Financial Corporation ("Congress") and terminated that facility on May 17, 2001. At the time of termination, the Company was required to pay a $1.7 million termination fee and wrote off approximately $932,000 of unamortized deferred financing costs which were expensed in the period of termination.

Borrowings under the DIP Facility are immediately reduced by transfers from the Company's bank accounts, primarily including store retail receipts, on a daily basis.

On June 25, 2001, the Company had an outstanding balance on our DIP facility of approximately $53.0 million and remaining borrowing capacity of approximately $11.4 million.

9.  INCOME TAXES
----------------

As of the quarter ended May 5, 2001, management had provided a full valuation reserve of $41.0 million against its deferred tax assets. This is based on management's assessment that it is not more likely than not that the net deferred tax asset generated during the period will be realized.

10.  COMMON STOCK OPTIONS AND WARRANTS
--------------------------------------

During the first quarter of fiscal 2001, the Company granted approximately 1.5 million options to employees. There were no exercises and minimal cancellations.

In fiscal year 2000, the Company granted warrants to Online Retail Partners, Inc. in conjunction with the dissolution of the Internet joint venture, ZB Holdings LLC, to purchase 1 million shares of the Company's common stock at an exercise price of $6.00 per share. These warrants vest over five years and will expire in 2010. In addition, warrants to purchase 15,000 shares of common stock are outstanding. These warrants have an exercise price of $4.00 per share and expire in January 2003.

11.  COMMITMENTS AND CONTINGENCIES
----------------------------------

Employee Agreements
-------------------

On June 15, 2001, the Company filed a Motion of the Debtors and Debtors in Possession for an Order Authorizing and Approving Severance Pay and Retention Bonus Plan for Certain Employees, Authorizing the Debtors to Enter into Certain Amended and Restated Change in Control and Employment Agreements, and Approving Incentive Plan Pursuant to Sections 105(a) and 363(b) of the Bankruptcy Code (the "Motion"). The Motion requests authority to enter into the proposed plans to provide for severance, retention and incentive benefits to certain employees of the Company under certain circumstances. The Motion also requests authority to enter into Amended and Restated Employment Agreements with the Chief Executive Officer and the Chief Financial Officer, and Amended and Restated Change in Control Severance, Noncompetition and Nonsolicitation Agreements with three key employees. The Motion is subject to Bankruptcy Court approval and is expected that the Motion will be considered by the Bankruptcy Court at a hearing scheduled for June 29, 2001. The Motion is also subject to any objections filed by other parties in interest.

The severance benefits payable to certain employees, pursuant to the motion that was filed, would range from one week base salary for each year of service with the Company, with a maximum benefit of four weeks to six months of base salary, depending on the employee's position with the Company. The Severance Plan would cover approximately 739 employees ranging from hourly corporate employees and associate Store Managers to Directors and Vice Presidents. In addition, the five members of the Company's senior management with employment or severance agreements would be eligible to receive severance in accordance with their respective agreements.

The retention bonus plan would provide for certain employees to receive a retention bonus if such employee remains employed by the Company through and including the effective date of a confirmed plan of reorganization. Under the retention bonus plan, certain portions of the bonus may be payable prior to emergence from bankruptcy depending on the timing of such emergence or if there is a change in control. The retention bonus plan would provide for bonuses ranging from 10 percent to 35 percent of annual base salary. In addition, the Chief Financial Officer would be eligible to receive a retention bonus equal to 50% of his annual base salary, and the President and Chief Executive Officer, in lieu of any amounts that may be payable in his Employment Agreement, would be eligible to receive a retention bonus of $1.0 million.

The proposed incentive program would provide certain employees the opportunity to earn financial rewards based upon the achievement of realistically determined corporate and individual goals and is based on similar programs that have been place for several years. Under certain circumstances, an employee may also be eligible to receive some or all of his or her incentive bonus if such employee is terminated.

There can be no assurance that the Motion and the Plans will be approved by the Bankruptcy Court in its current form.

General
-------

From time to time, the Company is named as a defendant in legal actions arising from its normal business activities. In connection with the Company's inability to pay creditors, the Company was named in numerous pre-petition lawsuits. Although the amount of any liability that could arise with respect to currently pending actions cannot be estimated, in the opinion of the Company, any such liability would not have a material adverse effect on our financial position or operating results.

12.  INTERNET OPERATIONS
------------------------

On May 8, 2001, the Company suspended offerings of product sales on the internet site. The Company currently offers merchandise at our retail locations and through our catalogs with toll-free ordering.

13.  RECENT DEVELOPMENTS
------------------------

On May 31, 2001, the Company informed the Nasdaq staff that it would no longer pursue a hearing before a Nasdaq Listing Qualifications Panel to review the delisting determination letter that we received from the Nasdaq staff on May 1, 2001. The staff's letter stated that the Company's shares were subject to delisting from the Nasdaq National Market due to the failure of the Company's common stock to maintain a minimum bid price of $1.00 per share as specified in Nasdaq Marketplace Rule 4310(c)(4). As a result of our recently filed voluntary petition for protection under the Bankruptcy Code, the Company determined that appealing the staff's determination was not likely to result in a positive outcome. The Company was notified on June 1, 2001 that its shares were being delisted from Nasdaq. The Company's shares are currently quoted in the National Daily Quotation Sheets, commonly referred to as the "pink sheets," published by the National Quotation Bureau LLC. The Company cannot provide any assurances that there will continue to be any market for our shares or that our shares will continue to trade.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Zany Brainy is a leading specialty retailer of high quality toys, games, books and multimedia products for children, with 187 stores operating in 34 states as of May 5, 2001.

Recent Developments

On May 15, 2001, we and five of our subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court.

As a result of the filing, we are now required to file periodically with the Bankruptcy Court various documents, including certain financial information on an unconsolidated basis. This information includes statements of financial affairs, schedules of assets and liabilities, and monthly operating reports in forms prescribed by federal bankruptcy law.

We caution that such materials are prepared according to requirements of federal bankruptcy law. While they accurately provide then-current information required under federal bankruptcy law, they are nonetheless unconsolidated, unaudited, and are prepared in a format different from that used in our consolidated financial statements filed under the securities laws. Accordingly, we believe that the substance and format do not allow meaningful comparison with our regular publicly-disclosed consolidated financial statements.

The materials filed with the Bankruptcy Court are not prepared for the purpose of providing a basis for an investment decision relating to our stock, or for comparison with other financial information filed with the Securities and Exchange Commission.

On June 15, 2001, the Company filed a Motion of the Debtors and Debtors in Possession for an Order Authorizing and Approving Severance Pay and Retention Bonus Plan for Certain Employees, Authorizing the Debtors to Enter into Certain Amended and Restated Change in Control and Employment Agreements, and Approving Incentive Plan Pursuant to Sections 105(a) and 363(b) of the Bankruptcy Code (the "Motion"). The Motion requests authority to enter into the proposed plans to provide for severance, retention and incentive benefits to certain employees of the Company under certain circumstances. The Motion also requests authority to enter into Amended and Restated Employment Agreements with the Chief Executive Officer and the Chief Financial Officer, and Amended and Restated Change in Control Severance, Noncompetition and Nonsolicitation Agreements with three key employees. The Motion is subject to Bankruptcy Court approval and is expected that the Motion will be considered by the Bankruptcy Court at a hearing scheduled for June 29, 2001. The Motion is also subject to any objections filed by other parties in interest.

Most of the Debtors' filings with the Court are available to the public at the office of the Clerk of the Bankruptcy Court. Those filings may also be obtained through private document retrieval services. We undertake no obligation to make any further public announcement with respect to the documents filed with the Court or any matters referred to in them.

Results of Operations

  The following table sets forth our financial data expressed as a percentage of net sales, and operating data for the periods indicated.

                                                            Thirteen Weeks Ended
                                                     May 5, 2001         April 29, 2000
Net sales                                                  100.0%                 100.0%
Cost of goods sold, /1/
 including occupancy costs                                  84.4                   80.0
                                                 ---------------      -----------------
Gross profit                                                15.6                   20.0
Selling, general and
 administrative expenses                                    42.0                   38.7
                                                 ---------------      -----------------
Operating (loss)                                           (26.4)                 (18.7)
Interest (expense), net                                     (2.4)                  (0.5)
                                                 ---------------      -----------------
(Loss) before taxes                                        (28.8)                 (19.2)
Income tax benefit                                             -                    7.4
                                                 ---------------      -----------------
Net (loss)                                                 (28.8%)                (11.8%)
                                                 ===============      =================

Comparable store net sales (decrease) /2/                   (8.7%)                (20.1%)
Total number of stores at end of period                      187                    165
Stores opened during period                                    0                      4

   /1/ Cost of goods sold includes buying, distribution and occupancy costs /2/ A store becomes comparable in the 14th full month of store operations

Thirteen Weeks Ended May 5, 2001 Compared to Thirteen Weeks Ended April 29, 2000

  NET SALES. Net sales increased $2.8 million, or 4.4%, to $66.2 million in the thirteen weeks ended May 5, 2001 from $63.4 million in the comparable 2000
period.   The increase was primarily due to an increase in sales of $7.8 million related to the additional 23 stores in the first quarter of fiscal year 2001 compared to the first quarter of fiscal year 2000. This increase was partially offset by negative comparable store sales of $5.5 million. The remainder of the sales increase was due to increases in catalog and internet sales.

As a result of the Company's financial difficulties, many vendors have yet to resume normal shipment terms and quantities and the negative sales trends continued in May 2001. While we expect that vendors will resume normal shipments, the negative sales trends could continue until this happens.

  GROSS PROFIT. Gross profit decreased $2.4 million, or 18.5%, to $10.3 million during the first quarter, from $12.7 million in the same period last year. The decrease was primarily attributable to the inability to leverage store occupancy, buying and distribution costs due to a decrease in comparable store sales and lower product margins. Gross profit decreased to 15.6% of net sales for the period, from 20.0% in the comparable 2000 period. It is likely that, in connection with the Company's planned summer clearance events, product margins will decline in the second quarter 2001.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses include all direct store level expenses, and all corporate level costs not directly associated with or allocable to cost of sales. Selling, general and administrative expenses increased $3.2 million, or 13.1%, to $27.8 million during the first quarter, from $24.6 million in the same period last year. The increase is primarily related to the additional 23 stores in the first quarter of fiscal year 2001 compared to the first quarter of fiscal year 2000.

  INTEREST EXPENSE, NET. Net interest expense was approximately $1.6 million for the period, an increase of $1.3 million from the comparable period in 2000. This increase was due to an increase in borrowings under our credit facility and higher interest rates.

  INCOME TAX BENEFIT. A 100% valuation allowance was established during the thirteen weeks ended May 5, 2001 for the tax benefit generated in the period due to the Company's net loss. This is based on management's assessment that it is not more likely than not that the net deferred tax asset generated during the period will be realized. For the comparable period in 2000, we recorded an income tax benefit of $4.7 million.

LIQUIDITY AND CAPITAL RESOURCES

  Our main sources of liquidity have been cash flows from operations and borrowing under our credit facilities.

  Cash flows provided by operating activities were $16.4 million for the thirteen weeks ended May 5, 2001 compared to cash used in operating activities of $25.6 million for the same period for the previous year. This change is primarily due to a decrease in inventory, net of payables, of $35.3 million and an increase in accrued liabilities of $12.8 million partially offset by an increase in net loss after the noncash effect of deferred income taxes.

  Cash flows used in investing activities were $0.2 million for the thirteen-week period ending May 5, 2001, a decrease of approximately $10.0 million compared to the same period for the previous year. This decrease was due to $3.3 million in purchases of property, plant and equipment in the first quarter of 2000 compared to $0.2 million in the current quarter and an investment in our Internet joint venture with Online Retail Partners, Inc., ZB Holdings LLC, of $6.9 million in the first quarter of 2000. The Internet joint venture was dissolved and liquidated in December 2000.

  Cash flows used in financing activities were $16.9 million for the thirteen weeks ended May 5, 2001 compared to cash provided by financing activities of $11.5 million for the same period for the previous year. The change was primarily a result of a decrease in bank overdrafts of $7.3 million and a decrease in the balance under the line of credit, of $20.7 million.

  On February 28, 2001, Congress Financial Corporation ("Congress") asserted that we were in default under the three-year credit facility (the "Credit Facility") we had entered into in July 2000. As a result of the defaults asserted by the bank, outstanding borrowings under the Credit Facility began to accrue interest at a rate equal to 2% above the highest alternative pre-default rates (the "Default Rate"). Under the Credit Facility, our borrowing availability was tied to a seasonal percentage of eligible inventory. Such formula included a limitation that we could not borrow any amounts that exceeded the lesser of (a) 65% of the cost of eligible inventory or (b) 85% of the appraisal value of eligible inventory, subject to additional reserves imposed by the bank.

  In connection with the Filing, the Company obtained a two-year, $115.0 million debtor-in-possession credit facility from Wells Fargo Retail Finance, LLC, as Agent for itself and other lenders that may join the credit facility from time-to-time (the "DIP Facility"). The DIP Facility is secured with substantially all of the Company's assets. The DIP facility includes a credit line of up to $100.0 million bearing interest at the prime rate plus 1.75% or, if we elect, at an annual rate of LIBOR plus 3.5%, and an additional line of credit of $15.0 million bearing interest at 14.5% per annum. The DIP Facility requires us to comply with various financial covenants and contains certain restrictions upon the operations of the business, including restrictions upon the ability to borrow additional money, pay dividends, divest assets, make additional corporate investments and increase compensation paid to directors, officers and senior
management employees.   On June 25, 2001, we had an outstanding balance under
the DIP Facility of approximately $53.0 million ($10.0 million bearing interest at 14.5% and approximately $43.0 million bearing at 8.75%). Of this amount, approximately $45.0 million, including a $1.7 million termination fee, was used to repay the Credit Facility which was terminated on May 17, 2001.

  We believe, based on information presently available to us, that cash available from operations and the DIP Facility will provide sufficient liquidity to allow us to continue as a going concern for the foreseeable future. However, our ability to continue as a going concern (including our ability to meet post-petition obligations of the Debtors) and the appropriateness of using the going concern basis for our financial statements are dependent upon, among other things, (i) the Company's ability to obtain sufficient credit and payment terms from vendors, (ii) Company's ability to comply with the terms of the DIP Financing and any cash management order entered by the Bankruptcy Court in connection with the Chapter 11 cases, (iii) the ability of the Company to maintain adequate cash on hand, (iv) the ability of the Company to generate cash from operations, (v) confirmation of a plan of reorganization under the Bankruptcy Code, and (vi) the Company's ability to achieve profitability following such confirmation. As a result of those uncertainties, there can be no assurance that existing or future sources of liquidity will be adequate.

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

Internet Sales

  On May 8, 2001, we suspended our offering of product sales on the internet until further notice. Future availability for online shopping is subject to the outcome of the bankruptcy and the availability of resources to support the site. The internet operation has not been profitable since its launch in October 1999 and it is anticipated to continue to incur losses when and if a re-launch takes place.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.


Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Act of 1995

This report contains, in addition to historical information, forward-looking statements by the Company with regard to the effect of the outcome of any pending or threatened litigation in which we are involved, whether there will be a trading market for and quotation of our common stock, our relationship with our lenders, our ability to continue as a going concern, the liquidity of the Company and our expected profit during the first three quarters of a fiscal year, our relationship with our vendors, the effect of any summer clearance events and losses that may be associated with any relaunched version of our internet shopping site, which may constitute forward-looking statements with the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "may," "should," "anticipate," "believe," "plan," "estimate," "expect," and "intend," and other such similar expressions are intended to identify forward-looking statements. These statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Factors that may cause such difference, but are not limited to, our ability to relaunch our internet sales site, the sales resulting from that site, the availability under the DIP Facility, the development in and the outcome of the Chapter 11 cases, the availability of additional capital, whether vendors resume normal shipments, the results of summer clearance events and the adverse effects on the Company's business as a result of general economic conditions, as well as the risks set forth in the Company's filings with the Securities and Exchange Commission. All forward-looking statements included in this document are based on information available to the Company as of the date of this document, and the Company assumes no obligation to update these cautionary statements or any forward-looking statements.

PART II

EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      Amended and Restated Employment Agreement with Thomas G. Vellios dated May 1, 2001

(b)   Reports on Form 8-K:

  1. On March 15, 2001, the Company filed a Current Report on Form 8-K to report that the bank under the Company's three-year secured credit facility (the "Credit Facility") had asserted a default under the Credit Facility.

  2. On March 20, 2001, the Company filed a Current Report on Form 8-K to report the formation of an informal committee of the Company's unsecured trade creditors (the "Committee") and the execution of a standstill agreement with regard to paying any past due debts.

  3. On March 30, 2001, the Company filed a Current Report on Form 8-K to report the extension of the standstill agreement between the Company and the Committee through and including April 16, 2001.

  4. On April 16, 2001, the Company filed a Current Report on Form 8-K to report the extension of the standstill arrangement between the Company and the Committee through and including April 30, 2001.

  5. On May 1, 2001, the Company filed a Current Report on Form 8-K to report the extension of the standstill arrangement between the Company and the Committee through and including May 7, 2001.

  6. On May 10, 2001, the Company filed a Current Report on Form 8-K to report the extension of the standstill arrangement between the Company and the Committee through and including May 14, 2001.

  7. On May 15, 2001, the Company filed a Current Report on Form 8-K to report that the Company had filed voluntary petitions for relief under Chapter 11 of Title 11 the United States Code in the United States Bankruptcy Court for the District of Delaware.

  8. On May 31, 2001, the Company filed a Current Report on Form 8-K to report the Company's notification of the Nasdaq staff that it would no longer pursue a hearing before a Nasdaq Listing Qualifications Panel to review the delisting determination letter that the Company received from the Nasdaq staff on May 1, 2001.

  9. On June 1, 2001, the Company filed a Current Report on Form 8-K to report the Company's delisting from the Nasdaq National Market, effective June 1, 2001.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be duly signed on its behalf by the undersigned thereunto duly authorized.


                                             ZANY BRAINY, INC.



Date:________________________________        ___________________________________
                                             By:    Thomas G. Vellios
                                             Title: Chief Executive Officer


Date:________________________________        ___________________________________
                                             By:    Robert Helpert
                                             Title: Chief Financial Officer